Form 10-Q
period 1995-09-30
60 EAST 42ND STREET ASSOCIATES
filed 1995-11-14
CIK 90794

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

                                         or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ___________

         Commission file number 0-2670

                             60 EAST 42ND ST. ASSOCIATES
               (Exact name of registrant as specified in its charter)

         A New York Partnership                  13-6077181
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)

                    60 East 42nd Street, New York, New York 10165
                      (Address of principal executive offices)
                                     (Zip Code)

                                   (212) 687-8700
                (Registrant's telephone number, including area code)

                                         N/A
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  [ X ].  No  [  ].


               An Exhibit Index is located on Page 12 of this Report.
               Number of pages (including exhibits) in this filing: 12




                      PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                          60 East 42nd St. Associates
                         Condensed Statement of Income
                                (Unaudited)

                                  For the Three Months    For the Nine Months
                                  Ended September 30,     Ended September 30,
                                    1995        1994         1995       1994
Income:

Basic rent from a related
  party (Note B)                 $  271,961  $  278,331  $  815,881 $  844,368
Additional rent from a related
  party (Note B)                    263,450     263,450     790,350    790,350
Further additional rent
  income from a related
  party (Note B)                  1,565,928   2,202,847   1,565,928  2,202,847
                                 ----------  ----------  ---------- ----------
    Total rent income             2,101,339   2,744,628   3,172,159  3,837,565
                                 ----------  ----------  ---------- ----------
Expenses:

Interest on mortgage (Note B)       265,961     263,057     797,881    790,067
Supervisory services, to a
  related party (Note C)            164,438     203,178     180,128    218,868
Amortization of mortgage
  refinancing costs                   6,194      11,036      18,582     33,104
                                 ----------  ----------  ---------- ----------

    Total expenses                  436,593     477,271     996,591  1,042,039
                                 ----------  ----------  ---------- ----------
Net income                       $1,664,746  $2,267,357  $2,175,568 $2,795,526
                                 ==========  ==========  ========== ==========

Earnings per $10,000 participa-
  tion unit, based on 700 parti-
  cipation units outstanding
  during the year                $2,378.21   $3,239.08   $3,107.95  $3,993.61
                                 =========   =========   =========  =========
Distributions per $10,000 parti-
  cipation consisted of the
  following:

  Income                         $2,378.21   $3,239.08   $3,107.95  $3,993.61
  Decrease in capital deficit    (2,004.49)  (2,865.36)  (1,986.79)
(2,872.45)
                                 ---------   ---------   ---------  ----------
    Total distributions          $  373.72   $  373.72   $1,121.16  $1,121.16
                                 =========   =========   =========  ==========

    At September 30, 1995 and 1994, there were $7,000,000 of participations outstanding.
 60 East 42nd St. Associates                                             3.
 September 30, 1995


                          60 East 42nd St. Associates
                            Condensed Balance Sheet
                                 (Unaudited)
                                         September 30, 1995   December 31, 1994
Assets
Current assets:
  Cash                                         $    87,879         $   176,532
Further additional rent
  due from a related
  party (Note B)                                 1,440,928                 -0-
                                               -----------         -----------
  Total current assets                           1,528,807             176,532
Real estate
  Land                                           7,240,000           7,240,000
  Buildings and Building Improvements           18,534,135          18,534,135
      Less, allowance for depreciation          18,534,135          18,534,135
                                               -----------         -----------
                                                       -0-                 -0-
Mortgage refinancing costs                         249,522             249,522
      Less, allowance for amortization              24,487               5,905
                                               ------------          ---------
                                                   225,035             243,617
                                               -----------         -----------
Total assets                                   $ 8,993,842         $ 7,660,149
                                               ===========         ===========
Liabilities and Capital
Current liabilities
  Accrued interest payable                     $       -0-         $    88,653
  Accrued expense, to a related party (Note C)      31,593                 -0-
                                               -----------         -----------
  Total current liabilities                         31,593              88,653
  Long-term debt                                12,020,814          12,020,814
  Capital
  Capital deficit, January 1,                   (4,449,318)         (4,696,133)
    Add, Net income:
    January 1, 1995 through September 30, 1995   2,175,568                 -0-
    January 1, 1994 through December 31, 1994          -0-           3,051,227
                                               -----------         -----------
                                                (2,273,750)         (1,644,906)
                                               -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1995 through September 30, 1995     784,815                 -0-
    January 1, 1994 through December 31, 1994          -0-           1,046,420
  Distribution on November 30, 1994 of
    Additional Rent for the lease year
     ended September 30, 1994                          -0-           1,757,992
                                               -----------         -----------
  Total distributions                              784,815           2,804,412
                                               -----------         -----------
Capital (deficit)
    September 30, 1995                          (3,058,565)                -0-
    December 31, 1994                                  -0-          (4,449,318)
                                               -----------         -----------
  Total liabilities and capital:
        September 30, 1995                     $ 8,993,842                 -0-
        December 31, 1994                              -0-         $ 7,660,149
                                               ===========         ===========
 60 East 42nd St. Associates                                             4.
 September 30, 1995


                          60 East 42nd St. Associates
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                          January 1, 1995     January 1, 1994
                                                  through             through
                                       September 30, 1995  September 30, 1994


 Cash flows from operating activities:
   Net income                                  $2,175,568         $2,795,526
 Adjustments to reconcile net income
   to cash provided by operating
   activities:
   Amortization of mortgage refinancing
     costs                                         18,582             33,104
   Change in accrued interest payable             (88,653)              (296)
   Change in accrued expenses                      31,593             45,333
   Change in additional rent due               (1,440,928)        (1,812,347)
   Change in due to lessee                            -0-              4,688
                                               ----------         ----------

   Net cash provided by operating
     activities                                   696,162          1,066,008
                                               ----------         ----------

 Cash flows from financing activities:
   Cash distributions                            (784,815)          (784,815)
   Deposit with mortgagee                             -0-           (240,500)
   Principal payments on long-term debt               -0-            (40,693)
                                               ----------         ----------

   Net cash used in financing
     activities                                  (784,815)        (1,066,008)
                                               ----------         ----------
   Net increase (decrease) in cash                (88,653)               -0-

 Cash, beginning of period                        176,532            180,217
                                               ----------         ----------
 Cash, end of period                           $   87,879         $  180,217
                                               ==========         ==========


                                           January 1, 1995    January 1, 1994
                                                   through            through
                                        September 30, 1995 September 30, 1994


 Cash paid for:
   Interest                                    $  886,534         $  790,363
                                               ==========         ==========
 60 East 42nd St. Associates                                             5.
 September 30, 1995


         Notes to Condensed Financial Statements (Unaudited)

         Note A - Basis of Presentation

                   The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the partners in Registrant, necessary for a fair statement of the results for such interim periods. The partners in Registrant believe that the accompanying unaudited condensed financial statements and the notes thereto fairly disclose the financial condition and results of Registrant's operations for the periods indicated and are adequate to make the information presented therein not misleading.

         Note B - Interim Period Reporting

                   The results for interim periods are not necessarily indicative of the results to be expected for a full year.

                   Registrant is a New York partnership which was organized on September 25, 1958 and which owns fee title to the Lincoln Building and the land thereunder, located at 60 East 42nd Street, New York, New York 10165 (the "Property"). Registrant's partners are Donald A. Bettex, Ralph W. Felsten, Stanley Katzman, Peter L. Malkin, Martin D. Newman, Melvyn H. Halper and C. Michael Spero, (collectively the "Partners"), each of whom also acts as an agent for holders of participations (the "Participants") in their respective partnership interests in Registrant.

                   Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, Mr. Malkin. The Partners are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, counsel to Registrant and Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

                   The Lease, as modified, provides that Lessee is required to pay Registrant:

                   (i) an annual basic rent of $1,087,842 (the "Basic Rent"), which is equal to the sum of $1,063,842, the constant annual charges on the first mortgage calculated in accordance with the terms of the Lease plus $24,000 for supervisory services payable to Counsel.
 60 East 42nd St. Associates                                             6.
 September 30, 1995


                  (ii) (A) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800 and (B) further additional rent (the "Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977.)

                 (iii) as an advance against Additional Rent, an amount which will permit basic distributions to Participants at the annual rate of 10% on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess.

                   Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September
         30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1995 was $1,565,928. After payment of $156,593 to Counsel as an additional payment for supervisory services, the balance of $1,409,335 will be distributed to the Participants on November 30, 1995.

                   A new first mortgage loan on the Property in the original principal amount of $12,020,814 was closed on October 6, 1994 (the "Mortgage"). Annual Mortgage charges are $1,063,842, payable in equal monthly installments of $88,654, representing interest only at the rate of 8.85% per annum. The Mortgage will mature on October 31, 2004 and is prepayable in whole after October 6, 1995 with a penalty providing interest protection to the mortgagee. The Mortgage is prepayable in whole without penalty during the 90-day period prior to its maturity date.

                   The refinancing costs were capitalized by Registrant and are being expensed ratably during the period of the mortgage extension from October 6, 1994 to October 31, 2004.

                   If the Mortgage is modified, upon the first refinancing which would result in an increase in the amount of the outstanding principal balance of the mortgage, the basic rent shall be equal to the Wien, Malkin & Bettex annual supervisory fee of $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to such refinancing. If there are subsequent refinancings which result in an increase in the amount of the outstanding principal balance of the mortgage, the principal balance referred to above shall be reduced by the amount of the mortgage amortization payable from basic rent subsequent to the first refinancing.
 60 East 42nd St. Associates                                             7.
 September 30, 1995


         Note C - Supervisory Services

                   Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 1995, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

                   No remuneration was paid during the three and nine month periods ended September 30, 1995 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $6,000 and $18,000, respectively, of the Basic Payment and $1,845 and $5,535 respectively, on account of the Additional Payment, for supervisory services for the three and nine month periods ended September 30, 1995. In addition, Registrant paid Counsel $125,000 in the three month period ended September 30, 1995 on account of additional payment for supervisory services of $156,593 with respect to Further Additional Rent. See Note B of this Item 1. The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

                   Reference is made to Note B for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 1995, Mr. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, the Partners, by reason of their respective interests in Counsel, are entitled to receive their pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Lessee.

                   As of September 30, 1995, the Partners owned of record and beneficially an aggregate $49,583.34 of participations in
 60 East 42nd St. Associates                                             8.
 September 30, 1995


         Registrant, representing less than 1% of the currently outstanding participations therein.

                   In addition, as of September 30, 1995, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

                   C. Michael Spero owned of record as trustee or co-trustee, but not beneficially, $50,714.29 of Participations. Mr. Spero disclaims any beneficial ownership of such Participations.

                   Peter L. Malkin owned of record as trustee or co-trustee, an aggregate of $65,714.29 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Isabel Malkin, the wife of Peter L. Malkin, individually and beneficially, owned $30,000 of Participations.
                   Mr. Malkin disclaims any beneficial ownership of such Participations.

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

                   As stated in Note B, Registrant was organized solely for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay from Basic Rent the annual mortgage charges due under the Mortgage and the Basic Payment to Counsel for supervisory services. The balance of such Basic Rent is distributed to the Participants. Additional Rent and Further Additional Rent is distributed to the Participants after the Additional Payment to Counsel. See Note C of Item 1 above. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant does not pay dividends. During the three and nine month periods ended September 30, 1995, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

                   On November 30, 1995, Registrant will make an additional distribution of $2,013.34 for each $10,000 participation. Such distribution represents Further Additional Rent payable by Lessee in accordance with the terms of the Lease.
 60 East 42nd St. Associates                                             9.
 September 30, 1995


                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

              Total income decreased for the three and nine month periods ended September 30, 1995, as compared with the three and nine month periods ended September 30, 1994. Such decrease resulted from a decrease in the Basic Rent now payable under the Lease and from a decrease in income from Further Additional Rent for the lease year ending September 30, 1995. See Note B. Total expenses decreased for the three and nine month periods ended September 30, 1995, as compared with the three and nine month periods ended September 30, 1994. Such decrease was the net result of (i) an increase in mortgage interest expense, (ii) a decrease in the additional payments for supervisory services with respect to Further Additional Rent for the lease year ended September 30, 1995, as compared with the payments for supervisory services with respect to Further Additional Rent for the lease year ended September 30, 1994, and (iii) a decrease in the amortization of mortgage refinancing costs. See Note B.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1995, as compared with the three and nine month periods ended September 30, 1994.

                   No amortization payments are due under the Mortgage to fully satisfy the outstanding principal balance at maturity, and furthermore, the Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Building continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity. Registrant foresees no need for it to make material commitments for capital expenditures while the Lease is in effect.

                                      Inflation

                   Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1994, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.
 60 East 42nd St. Associates                                            10.
 September 30, 1995


         PART II.  OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  None.

                   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
 60 East 42nd St. Associates                                            11.
 September 30, 1995


                                     SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated March 30, 1989 (the "Power").

         60 EAST 42ND ST. ASSOCIATES
         (Registrant)



         By  /s/ Stanley Katzman
             Stanley Katzman, Attorney-in-Fact*


         Date:  November 9, 1995


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


         By  /s/ Stanley Katzman
             Stanley Katzman, Attorney-in-Fact*


         Date:  November 9, 1995
















         ______________________
            *   Mr. Katzman supervises accounting functions for
                Registrant.
 60 East 42nd St. Associates                                            12.
 September 30, 1995


                                    EXHIBIT INDEX

                   Registrant is not filing any exhibit as part of this quarterly report on Form 10-Q.