Form 10-K
period 1995-12-31
60 EAST 42ND STREET ASSOCIATES
filed 1996-04-15
CIK 90794

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995

                []  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _________________

         Commission file number 0-2670

                             60 EAST 42ND ST. ASSOCIATES
               (Exact name of registrant as specified in its charter)

                        New York                            13-6077181
              State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization           Identification No.)

         60 East 42nd Street, New York, New York              10165
         (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code (212) 687-8700

         Securities registered pursuant to Section 12(b) of the Act:

                                        None

             Securities registered pursuant to section 12(g) of the Act:

                $7,000,000 of Participations in Partnership Interests

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for
         the past 90 days.  Yes   X    No

         The aggregate market of the voting stock held by non-affiliates of the Registrant: Not applicable, but see Items 5 and 10 of this report.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         An Exhibit Index is located on pages 30 through 32 of this Report. Number of pages (including exhibits) in this filing: 52






                                       PART I


         Item 1.   Business.

                   (a)  General

                   Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). Registrant's partners are Donald A. Bettex, Ralph W. Felsten, Melvyn H. Halper, Stanley Katzman, Peter L. Malkin, Martin D. Newman, and C. Michael Spero (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants"). Registrant leases the Property to Lincoln Building Associates (the "Lessee") pursuant to a net operating lease (the "Lease") the current term of which expires on September 30, 2008. There is one additional 25-year renewal term which, if exercised, will extend the Lease until September 30, 2033.

                   Lessee is a partnership whose members consist of, among others, Mr. Malkin. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, which acts as counsel to Registrant and to Lessee (the "Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

                   As of December 31, 1995, the Building was approximately 92% occupied by approximately 515 tenants who engage principally in the practice of law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See
         Item 2 hereof for additional information concerning the Property.

                   (b)  The Mortgage

                   A new mortgage loan on the Property was closed on October 6, 1994 (the "Mortgage Loan"). The material terms of the Mortgage Loan are as follows:

                   (i)  A principal amount of $12,020,814;

                  (ii) Annual charges of $1,063,842, payable in equal monthly installments of $88,654, representing interest only at the rate of 8.85% per annum;

                 (iii)  A term of ten years; and

                  (iv) A maturity date of October 31, 2004. The Mortgage Loan is prepayable in whole after October 6, 1995, with a penalty providing certain interest protection to the mortgagee. The Mortgage Loan is prepayable in whole without penalty during the 90-day period prior to its maturity date.

                   (c)  The Lease

                   The Lease, as modified, provides:

                   (i) Lessee is required to pay Registrant an annual basic rent of $1,087,842 (the "Basic Rent"), which is equal to the sum of $1,063,842, the constant annual charges on the first mortgage calculated in accordance with the terms of the Lease plus $24,000 for supervisory services payable to Counsel. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes").

                  (ii) Lessee is also required to pay to Registrant (A) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800 and (B) further additional rent (the "Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977.

                 (iii) Lessee is required to pay $1,053,800 per annum to Registrant, as an advance against Additional Rent, an amount which will permit basic distributions to Participants at the annual rate of approximately 14.9% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess.

                  (iv) For the period before the liquidation of the mortgage, upon the first refinancing which results in an increase in the amount of the outstanding principal balance of the mort-gage, the annual basic rent would equal the sum of (1) annual $24,000 payment to Counsel for supervisory services plus (2) an amount equal to the product of (A) the new debt service percentage rate under the refinanced mortgage multiplied by (B) the principal balance of the mortgage immediately before each such refinancing.

         The balance of the mortgage charges would be borne by Registrant from Additional Rent. In such circumstances, Registrant would be entitled to retain the full net proceeds of the refinancing. If there are subsequent refinancings which result in an increase in the amount of the outstanding principal balance of the mortgage, the principal balance immediately before such refinancing shall be reduced by the amount of mortgage amortization payable from annual basic rent under the Lease and subsequent to the first refinancing. See Exhibit II under Item 10(b) of Registrant's Annual Report on Form 10-K for the fiscal years ended December 31, 1976 and 1979.

                   Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September
         30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. The Lease requires that this report be delivered to Registrant annually within 60 days after the end of each lease year. Accordingly, all Further Additional Rent income and related supervisory service expenses can only be determined after the receipt of such report. The Lease does not provide for the Lessee to render interim reports to Registrant, so no Further Additional Rent income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See
         Note 4 of the Notes regarding Further Additional Rent payments by Lessee for the fiscal years ended December 31, 1995, 1994 and 1993.

                   (d)  Competition

                   Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $26.00 per square foot (exclusive of electricity charges and escalation). Such rate is competitive with the average rental rate charged by similar office buildings offering comparable space in the immediate vicinity of the Building. Registrant has been advised that buildings of comparable age and condition to the Building charge rental rates within $1.00 - $2.00 per square foot of the average rental rate at the Building. Rental rates for space are in the high $30's to low $40's per square foot at the following three nearby buildings: 101 Park Avenue (a new office building with modern facilities and located at 40th Street); Republic National Bank Building (a modern building on Fifth Avenue and 41st Street); the Met Life Building (a premier building erected in
         1961).

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $45 per square foot for prime office space to approximately $7 per square foot in less developed industrial and/or secondary commercial areas.

         Accordingly, the average rent at the Building may be considered competitive in the area, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

                   (e)  Tenant Leases

                   Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in New York City. Any increase or de-crease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then existing trends in the rental market for office space.


         Item 2.   Property.

                   Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building", and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by the Mortgage Loan with an unpaid principal balance of $12,020,814 at December 31, 1995. For a description of the terms of the Mortgage Loan, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located, diagonally opposite Grand Central Station, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.


         Item 3.   Legal Proceedings.

                   There are no material pending legal proceedings to which Registrant is a party or to which any of its property is subject.


         Item 4.   Submission of Matters to a Vote of Participants.

                   During the fourth quarter of the fiscal year ended December 31, 1995, Registrant did not submit any matter to a vote of the Participants.

                                       PART II

         Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

                   Registrant, a partnership, was organized on September
         25, 1958.

                   The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the partnership interests of the Partners in Registrant (the "Participations") and are not shares of common stock or the equivalent. The Participations represent each Participant's fractional share in a Partner's undivided interest in Registrant. One full unit of the Participations was offered at an original purchase price of $10,000; fractional units were also offered for proportionate purchase prices. Registrant has not repurchased Participations in the past and is not likely to change its policy in the future.

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 1995, Registrant was advised of 59 transfers of Participations. In eight instances, the indicated purchase price was equal to two times the face amount of the Participations transferred, i.e., $20,000 for a $10,000 participation. In all other cases, no consideration was indicated.

                   (b) As of December 31, 1995, there were 726 holders of Participations of record.

                   (c) Registrant does not pay dividends. During each of the years ended December 31, 1995 and 1994, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. On November 30, 1995 and November 30, 1994, Registrant made additional distributions for each $10,000 Participation of $2,013.34 and $2,511.42, respectively. Such distributions represented primarily Additional Rent and Further Additional Rent payable by Lessee in accordance with the terms of the Lease. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly dis-tributions of Additional Rent and Further Additional Rent depends solely on Lessee's ability to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See
         Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See
         Item 7 hereof.

         Item 6.

                                60 EAST 42nd ST. ASSOCIATES


                                  SELECTED FINANCIAL DATA

                                               Year ended December 31,

                                1995        1994          1993         1992        1991

Basic rent income.......... $ 1,087,842  $ 1,122,040  $ 1,132,075  $ 1,132,075  $ 1,132,075
Advance of additional
 rent income...............   1,053,800    1,053,800    1,053,800    1,053,800    1,053,800
Further additional
 rent income...............   1,565,928    2,202,847    2,654,582    3,546,236    4,122,654

   Total revenue........... $ 3,707,570  $ 4,378,687  $ 4,840,457  $ 5,732,111  $ 6,308,529

Net income................. $ 2,430,979  $ 3,051,227  $ 3,442,052  $ 4,240,312  $ 4,755,213

Earnings per $10,000
 participation unit,
 based on 700 participation
 units outstanding during
 the year.................. $     3,473  $     4,359  $     4,917  $     6,058  $     6,793


Total assets............... $ 7,546,720  $ 7,660,149  $ 7,453,321  $ 7,497,458  $ 7,541,595


Long-term obligations...... $12,020,814  $12,020,814  $      -     $12,061,506  $12,111,784


Distributions per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 the year:
   Income.................. $     3,473  $     4,006  $     4,908  $     6,054  $     6,793
   Return of capital.......          35         -            -            -               2

   Total distributions..... $     3,508  $     4,006  $     4,908  $     6,054  $     6,795


         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                   Registrant was organized solely for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent additional amounts for supervisory services and then to distribute the balance of such Additional Rent and Further Additional Rent to the Participants. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 1995:

              (a) Total income decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such decrease is attributable to the payment of a decreased amount of Further Additional Rent received by Registrant in 1995. The amount of Further Additional Rent is affected by the downturn in the New York City economy and the real estate market. See Note 4 of the Notes. It is difficult for management to forecast whether the New York City real estate market will improve over the next few years. Total income decreased for the year ended December 31, 1994 as compared with the year ended December 31, 1993. Such decrease is attributable to the payment of a decreased amount of Further Additional Rent to Registrant in 1994. See Note 4 of the Notes.

              (b) Total expenses decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such decrease resulted from the net of a decrease in the additional payment for supervision services payable with respect to a decreased amount of Further Additional Rent received by Registrant in 1995 and an increase in interest expense on the Mortgage Loan due mainly to the increase in the rate of interest for such Mortgage Loan. In addition, there was a decrease in amortization of mortgage refinancing costs. Total expenses decreased for the year ended December 31, 1994 as compared with the year ended December 31, 1993. Such decrease resulted from the net of decreases in the additional payment for supervisory services and amortization of mortgage refinancing costs and an increase in interest expense on the Mortgage Loan. See Notes 3, 4 and 5 of the Notes.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1995 as compared with the year ended December 31, 1994.

                   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage Loan balance at maturity. There are no changes anticipated in the short-term or long-term financial liquidity position of Registrant, other than the need to refinance the Mortgage Loan upon maturity. Registrant foresees no need to make material commitments for capital expenditures while the Lease is in effect.

                                      Inflation

                   Inflationary trends in the economy do not directly affect Registrant's operations since, as noted above, Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Lessee. Lessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect only the amount of Additional Rent and Further Additional Rent payable by Lessee, which is based on Lessee's net operating profit.


         Item 8.   Financial Statements and Supplementary Data.

                   The financial statements, together with the accompanying report by, and the consent to the use thereof, of Jacobs Evall & Blumenfeld LLP immediately following, are being filed in response to this item.


         Item 9.   Disagreement on Accounting and Financial Disclosure.

                   Not applicable.

                                      PART III

         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 1995 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
         Partner:

                                                       Principal      Date
                        Nature of                      Occupation     Individual
                        Family        Business         and            became
 Name              Age  Relationship  Experience       Employment     Partner

 Donald A. Bettex  65      None       Attorney-at-Law  Senior Partner    1983
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors
                                                       at-Law

 Ralph W. Felsten  69      None       Attorney-at-Law  Senior Partner    1984
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

 Melvyn H. Halper  55      None       Attorney-at-Law  Senior Partner    1995
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law


 Stanley Katzman   63      None       Attorney-at-Law  Senior Partner    1988
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

 Peter L. Malkin   62      None       Attorney-at-Law  Senior Partner    1970
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

                                                       Principal      Date
                        Nature of                      Occupation     Individual
                        Family        Business         and            became
 Name              Age  Relationship  Experience       Employment     Partner

 Martin D. Newman  57   None          Attorney-at-Law  Senior Partner 1984
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

 C. Michael Spero  59   None          Attorney-at-Law  Senior Partner 1990
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law


                   As stated above, the Partners are also members of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

                   The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a director, joint venturer or general partner are as follows:

                   Donald A. Bettex is a general partner in Empire State Building Associates and Garment Capitol Associates.

                   Peter L. Malkin is a joint venturer in 250 West 57th St. Associates; and a general partner in Empire State Building Associates, Garment Capitol Associates and Navarre-500 Building Associates.

                   Ralph W. Felsten is a joint venturer in 250 West 57th St. Associates.


         Item 11.  Executive Compensation.

                   As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

                   No remuneration was paid during the current fiscal year ended December 31, 1995 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and disbursements, fees of $24,000 per annum plus 10% of all distributions to Participants in any year in excess of the amount representing an annual return of 14% on the Participants' re-maining cash investment in Registrant (which remaining cash investment, at December 31, 1995, was equal to the Participant's original cash investment of $7,000,000). Pursuant to such fee arrangements, Registrant paid Counsel a total of $187,973 (con-sisting of $24,000 as an annual basic payment for supervisory services and $163,973 as an additional payment for supervisory services) during the fiscal year ended December 31, 1995. The supervisory services included preparing of reports and related documentation required by the Securities and Exchange Commission, monitoring of all areas of federal and local security law compliance, preparing certain financial reports, as well as the supervising of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, the Partners are also members of Counsel.


         Item 12. Security Ownership of Certain Beneficial Owners and Management.

                   (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1995, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                   (b) At December 31, 1995, the Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following
         Participations:

                            Name and Address      Amount of       Percent
                              of Beneficial       Beneficial        of
         Title of Class          Owners           Ownership        Class

         Participations     Donald A. Bettex      $10,000.00      .143%
         in Partnership     700 Park Avenue
         Interests          New York, NY 10021

                            Ralph W. Felsten      $0              .0000%
                            300 East 54th Street
                            New York, NY 10022

                            Melvyn H. Halper      $0              .0000%
                            9 Latonia Road
                            Rye Brook, NY 10573

                            Stanley Katzman       $0              .0000%
                            75-18 193rd Street
                            Flushing, NY 11366

                            Name and Address      Amount of       Percent
                              of Beneficial       Beneficial        of
         Title of Class          Owners           Ownership        Class

         Participations     Martin D. Newman      $ 8,750.00      .125%
         in Partnership     535 Park Avenue
         Interests          New York, NY  10021

                            C. Michael Spero      $ 7,500.00      .107%
                            1165 Park Avenue
                            New York, NY 10128

                            Peter L. Malkin       $23,333.33      .333%
                            21 Bobolink Lane
                            Greenwich, CT 06830


                   At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

                   Peter L. Malkin owned of record as trustee or co-trustee, an aggregate of $55,714.29 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Peter L. Malkin owned of record as co-trustee $10,000 of Participations. Mr. Malkin has a remainder interest in such trust.

                   Isabel Malkin, the wife of Peter L. Malkin, owned individually and beneficially, $30,000 of
                   Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   C. Michael Spero and Mildred W. Spero, Trustees under the Will of Carl M. Spero, owned $5,000 of
                   Participations. Mr. Spero has a remainder interest in such trust.

                   Carlton D. Klein, Udel Klein and C. Michael Spero, Trustees under trust agreement, owned $20,000 of Participations. Mr. Spero disclaims any beneficial ownership of such Participations.

                             (c)  Not applicable.


         Item 13.  Certain Relationships and Related Transactions.

                   (a) As stated in Items 1 and 10 hereof, Messrs. Bettex, Felsten, Halper, Katzman, Malkin, Newman and Spero are the seven Partners in Registrant and also act as agents for Participants in their respective partnership interests therein. Mr. Malkin is also among the partners in Lessee. As a consequence of one of the seven Partners being a partner in Lessee and all seven Partners being members of Counsel (which represents Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective Participating Agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent of a specified number of the Participants in order for the agents to act on the Participants' behalf. Such transactions, among others, include modification and extension of the Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                   See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 1995, Mr. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Mr. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Regis-trant or partners in Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel.

                   Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which the Partners are among the members. The respective interests of each Partner in any remuneration paid or given by Registrant to Counsel arises solely from such Partner's ownership of an interest in Counsel. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel.

                   (b)  Reference is made to paragraph (a) above.

                   (c)  Not applicable.

                   (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated March 18, 1996.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 23, 1996.

                   Balance Sheets at December 31, 1995 and at December 31, 1994 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1995, 1994 and 1993 (Exhibit B).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1995 (Exhibit C-1).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1994 (Exhibit C-2).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1993 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1995, 1994 and 1993 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1995, 1994 and 1993.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1995 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

[LETTERHEAD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANTS



                                                       March 18, 1996

60 East 42nd St. Associates
New York, N. Y.

We consent to the use of our independent accountants' report dated January 23, 1996 covering our audits of the accompanying financial statements of 60 East 42nd St. Associates in connection with and as part of your December 31, 1995 annual report (Form 10-K) to the Securities and Exchange Commission.




                                   Jacobs Evall & Blumenfeld LLP

                                   Certified Public Accountants

                           INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 60 East 42nd St. Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of 60 East 42nd St. Associates as of December 31, 1995 and 1994, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1995, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
of material misstatement.      An audit includes examining, on a test
basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.



                                   Jacobs Evall & Blumenfeld LLP

                                   Certified Public Accountants

New York, N. Y.
January 23, 1996

                                                                 EXHIBIT A
                                60 EAST 42nd ST. ASSOCIATES

                                      BALANCE SHEETS


                                       A S S E T S

                                                           December 31,
                                                  1995                      1994
Current Assets:
  Cash in National Westminster Bank USA              $       677               $    89,330
  Cash in distribution account held
   by Wien, Malkin & Bettex (Note 9)...                   87,202                    87,202
        TOTAL CURRENT ASSETS...........                   87,879                   176,532

Real Estate (Notes 2a and 3):
  Land.................................                7,240,000                 7,240,000
  Buildings............................ $16,960,000                $16,960,000
    Less: Accumulated depreciation.....  16,960,000         -       16,960,000        -
  Building improvements................   1,574,135                  1,574,135
    Less: Accumulated depreciation.....   1,574,135         -        1,574,135        -

Other Assets:
  Mortgage refinancing costs, less
   accumulated amortization of
   $30,681 in 1995 and $5,905
   in 1994 (Note 2b)...................                  218,841                   243,617

        TOTAL ASSETS...................              $ 7,546,720               $ 7,660,149

                         LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Accrued interest payable.............              $      -                  $    88,653
        TOTAL CURRENT LIABILITIES......                     -                       88,653

Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Note 3)....               12,020,814                12,020,814

        TOTAL LIABILITIES..............               12,020,814                12,109,467

Partners' Capital Deficit (Exhibit C)..               (4,474,094)               (4,449,318)

        TOTAL LIABILITIES AND
         PARTNERS' CAPITAL DEFICIT.....              $ 7,546,720               $ 7,660,149





               See accompanying notes to financial statements.

                                                                 EXHIBIT B

                                60 EAST 42nd ST. ASSOCIATES

                                    STATEMENTS OF INCOME

                                                            Year ended December 31,

                                                         1995         1994         1993

Revenue:

  Rent income, from a related party (Note 4)....      $3,707,570   $4,378,687   $4,840,457

Expenses:

  Interest on mortgage (Note 3).................       1,063,842    1,061,738    1,057,430

  Supervisory services, to a related party
   (Note 5).....................................         187,973      226,713      296,838

  Amortization of mortgage refinancing costs
   (Note 2b)....................................          24,776       39,009       44,137

                                                       1,276,591    1,327,460    1,398,405


            NET INCOME, CARRIED TO PARTNERS'
             CAPITAL DEFICIT (NOTE 8)...........      $2,430,979   $3,051,227   $3,442,052



Earnings per $10,000 participation unit, based
 on 700 participation units outstanding during
 each year......................................      $    3,473   $    4,359   $    4,917



















               See accompanying notes to financial statements.

                                                               EXHIBIT C-1

                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 1995

                                                                               Partners'
                                Partners'                                   capital deficit
                             capital deficit    Share of                      December 31,
                             January 1, 1995   net income   Distributions         1995

Stanley Katzman Group.......   $  (635,617)    $  347,283    $  350,822       $  (639,156)


Melvin H. Halper Group
  (formerly Alvin
   Silverman Group).........      (635,617)       347,283       350,822          (639,156)


C. Michael Spero Group......      (635,617)       347,283       350,822          (639,156)


Donald A. Bettex Group......      (635,616)       347,283       350,823          (639,156)


Peter L. Malkin Group.......      (635,617)       347,283       350,822          (639,156)


Ralph W. Felsten Group......      (635,617)       347,282       350,822          (639,157)


Martin D. Newman Group......      (635,617)       347,282       350,822          (639,157)

                               $(4,449,318)    $2,430,979    $2,455,755       $(4,474,094)



















               See accompanying notes to financial statements.

                                                               EXHIBIT C-2

                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 1994

                                                                               Partners'
                                Partners'                                   capital deficit
                             capital deficit    Share of                      December 31,
                             January 1, 1994   net income   Distributions         1994


Stanley Katzman Group.......   $  (670,876)    $  435,889    $  400,630       $  (635,617)


Alvin Silverman Group.......      (670,876)       435,889       400,630          (635,617)


C. Michael Spero Group......      (670,876)       435,889       400,630          (635,617)


Donald A. Bettex Group......      (670,876)       435,890       400,630          (635,616)


Peter L. Malkin Group.......      (670,876)       435,890       400,631          (635,617)


Ralph W. Felsten Group......      (670,876)       435,890       400,631          (635,617)


Martin D. Newman Group......      (670,877)       435,890       400,630          (635,617)

                               $(4,696,133)    $3,051,227    $2,804,412       $(4,449,318)




















               See accompanying notes to financial statements.

                                                               EXHIBIT C-3
                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                               YEAR ENDED DECEMBER 31, 1993

                                                                               Partners'
                                Partners'                                   capital deficit
                             capital deficit    Share of                      December 31,
                             January 1, 1993   net income   Distributions         1993

Stanley Katzman Group.......   $  (671,806)    $  491,722    $  490,792       $  (670,876)


Alvin Silverman Group.......      (671,806)       491,722       490,792          (670,876)


C. Michael Spero Group......      (671,806)       491,722       490,792          (670,876)


Donald A. Bettex Group......      (671,806)       491,722       490,792          (670,876)


Peter L. Malkin Group.......      (671,806)       491,722       490,792          (670,876)


Ralph W. Felsten Group......      (671,805)       491,721       490,792          (670,876)


Martin D. Newman Group......      (671,806)       491,721       490,792          (670,877)

                               $(4,702,641)    $3,442,052    $3,435,544       $(4,696,133)





















               See accompanying notes to financial statements.

                                                                 EXHIBIT D

                                    60 EAST 42nd ST. ASSOCIATES

                                     STATEMENTS OF CASH FLOWS

                                                              Year ended December 31,
                                                           1995         1994         1993
Cash flows from operating activities:
  Net income......................................     $ 2,430,979  $ 3,051,227  $3,442,052
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Payment of mortgage refinancing costs........            -        (249,522)       -
     Amortization of mortgage refinancing
      costs (Note 2b).............................          24,776       39,009      44,137
     Change in accrued interest payable...........         (88,653)         705        (367)

             Net cash provided by
              operating activities................       2,367,102    2,841,419   3,485,822


Cash flows from financing activities:
  Cash distributions..............................      (2,455,755)  (2,804,412) (3,435,544)
  Proceeds from refinancing first mortgage........            -      12,020,814        -
  Principal payments on long-term debt............            -     (12,061,506)    (50,278)

             Net cash used in financing
              activities..........................      (2,455,755)  (2,845,104) (3,485,822)

             Net change in cash...................         (88,653)      (3,685)       -

Cash, beginning of year...........................         176,532      180,217     180,217

             CASH, END OF YEAR....................     $    87,879  $   176,532  $  180,217




Supplemental disclosure of cash flow information:

                                                           1995        1994         1993
  Cash paid for:
    Interest......................................     $ 1,152,495  $ 1,061,032  $1,057,797










               See accompanying notes to financial statements.

                              60 EAST 42nd ST. ASSOCIATES
                             NOTES TO FINANCIAL STATEMENTS


1.  Business Activity

    60 East 42nd St. Associates ("Associates") is a general partnership which owns commercial property situated at 60 East 42nd Street and 301 Madison Avenue, New York, New York. The property is net leased to Lincoln Building Associates (the "Lessee").


2.  Summary of Significant Accounting Policies

    a. Real Estate and Depreciation:

       Real estate, consisting of land, buildings and building improvements, is stated at cost. The buildings and building improvements are fully depreciated.

    b. Mortgage Refinancing Costs, Amortization and Related Party Transactions:

       Mortgage refinancing costs of $308,961, incurred in connection with the September 30, 1987 refinancing of the first mortgage payable (see Note
       3), were charged to income ratably over the seven year term of the first mortgage, from September 30, 1987 through October 1, 1994.

       Mortgage refinancing costs of $249,522, incurred in connection with the October 6, 1994 refinancing of the first mortgage payable (see Note 3), are being charged to income ratably over the 10 year and 26 day term of the mortgage, from October 6, 1994 through October 31, 2004. Such costs include payments of $95,600 to the firm of Wien, Malkin & Bettex; some partners in that firm are also partners in Associates. Such costs also include a payment of $60,100 to the firm of W & M Properties, Inc. ("W&M"); the principal stockholders in W&M are also participants in Associates.

    c. Use of Estimates:

       In preparing financial statements in conformity with generally accepted accounting principles, management often makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.  First Mortgage Payable

    From September 30, 1987 through October 5, 1994, the first mortgage held by the Apple Bank for Savings required annual mortgage charges of $1,108,075, payable in equal monthly installments, applied first to interest at the rate of 8 3/4% per annum and the balance to principal.

                              60 EAST 42nd ST. ASSOCIATES
                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)


3.  First Mortgage Payable (Continued)

    On October 6, 1994, a new first mortgage was placed on the property with Morgan Guaranty Trust Company of New York, as trustee of a pension trust, in the amount of $12,020,814 and the first mortgage with the Apple Bank for Savings in the amount of $12,020,814 was paid. Annual mortgage charges are $1,063,842, payable in equal monthly installments, for interest only at the rate of 8.85% per annum. The first mortgage matures on October 31, 2004. The real estate is pledged as collateral for the first mortgage.

    Principal payments required to be made on long-term debt are as follows:

       Year ending December 31, 2004 (payable in full,
        October 31, 2004)......................................$12,020,814


4.  Related Party Transactions - Rent Income

    Rent income for the years ended December 31, 1995, 1994 and 1993, totaling $3,707,570, $4,378,687 and $4,840,457, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

                                           1995          1994         1993

    Basic rent income...............    $1,087,842   $1,122,040   $1,132,075
    Advance of additional rent......     1,053,800    1,053,800    1,053,800
    Further additional rent.........     1,565,928    2,202,847    2,654,582
                                        $3,707,570   $4,378,687   $4,840,457

    From October 1, 1987 through October 5, 1994, the lease, as modified, provided for annual basic rent of $1,132,075, which is equal to the sum of $1,108,075, the prior constant annual mortgage charges, plus $24,000. Effective October 6, 1994, the lease, as modified, provides for annual basic rent of $1,087,842, which is equal to the sum of $1,063,842, the new constant annual mortgage charges, plus $24,000.

    The modified lease also provides for payments of additional rent, as follows:

          1. Advances of additional rent are payable in equal monthly installments totaling an amount equal to the lesser of $1,053,800 or the defined net operating income of the Lessee during the preceding fiscal year ended September 30th (the "lease year"); and

          2. Further additional rent is payable in an amount equal to 50% of the Lessee's remaining net operating income, as defined, in each lease year.

    The modified lease further provides for changes to be made in the basic rent paid in the event of a refinancing of the first mortgage (Note 3). In such case, unless there is an increase in the mortgage balance, the annual basic rent will be modified

                              60 EAST 42nd ST. ASSOCIATES
                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)



4.  Related Party Transactions - Rent Income (Continued)

    and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgage, the basic rent shall be equal to the sum of $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to the refinancing.

    Additional rent is billed to and advanced by the Lessee in equal monthly installments of $87,817. While it is not practicable to estimate that portion of additional rent for the lease year ending on the ensuing September 30th which would be allocable to the current three month period ending December 31st, Associates' policy is to include in its income each year the advances of additional rent income received from October 1st to December 31st.

    No other additional rent is accrued by Associates for the period between the end of the Lessee's lease year ending September 30th and the end of Associates' fiscal year ending December 31st.

    The lease had an initial term expiring on September 30, 1983, with renewal options for two additional periods of 25 years each. In 1982, the first lease renewal option was exercised for the period from October 1, 1983 through September 30, 2008.

    The Lessee may surrender the lease at the end of any month, upon sixty days' prior written notice; the liability of the Lessee will end on the effective date of such surrender.

    A partner in Associates is also a partner in the Lessee.



5.  Related Party Transactions - Supervisory Services

    Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 1995, 1994 and 1993, totaling $187,973, $226,713 and $296,838, respectively, were paid to the firm of Wien, Malkin & Bettex. Some partners in that firm are also partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.


6.  Number of Participants

    There were approximately 725 participants in the participating groups at December 31, 1995, 1994 and 1993.

                              60 EAST 42nd ST. ASSOCIATES
                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)



7.  Determination of Distributions to Participants

    Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.



8.  Distributions and Amount of Income per $10,000 Participation Unit

    Distributions and amount of income per $10,000 participation unit during the years 1995, 1994 and 1993, based on 700 participation units outstanding during each year, consisted of the following:

                                              Year ended December 31,
                                            1995        1994        1993

      Income........................       $3,473      $4,006      $4,908
      Return of capital.............           35        -            -

           TOTAL DISTRIBUTIONS.....        $3,508      $4,006      $4,908


    Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.




9.  Concentration of Credit Risk

    Associates maintains cash balances in a bank and in a distribution account held by Wien, Malkin & Bettex. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1995 was completely insured. The distribution account held by Wien, Malkin & Bettex is not insured. The funds held in the distribution account were paid to the participants on January 1, 1996.




10. Financial Instruments

    Effective for years ended after December 15, 1995, FAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate that value. It was not practicable to estimate the fair value of long-term debt because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

                               60 EAST 42nd ST. ASSOCIATES


                                   OMITTED SCHEDULES


     The following schedules have been omitted as not applicable in the present instance:


          SCHEDULE I  -  Condensed financial information of registrant.

          SCHEDULE II -  Valuation and qualifying accounts.

          SCHEDULE IV -  Mortgage loans on real estate.

                                                               SCHEDULE III
                                  60 EAST 42nd ST. ASSOCIATES

                            Real Estate and Accumulated Depreciation
                                        December 31, 1995

Column

  A    Description              Land, buildings and building
                                  improvements situated at
                                  60 East 42nd Street and
                                  301 Madison Avenue, New York, N.Y.

  B    Encumbrances - Morgan Guaranty Trust Company of New York,
                        as trustee of a pension trust
         Balance at December 31, 1995....................................  $12,020,814

  C    Initial cost to company
         Land............................................................  $ 7,240,000

         Buildings.......................................................  $16,960,000

  D    Cost capitalized subsequent to acquisition
         Building improvements...........................................  $ 1,574,135

         Carrying costs..................................................  $   None

  E    Gross amount at which carried at
        close of period
          Land...........................................................  $ 7,240,000
          Buildings and building improvements............................   18,534,135

          Total..........................................................  $25,774,135(a)

  F    Accumulated depreciation..........................................  $18,534,135(b)

  G    Date of construction                                           1930

  H    Date acquired                                       October 1, 1958

  I    Life on which depreciation in latest
        income statements is computed                       Not applicable

     (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1995, December 31, 1994 and December 31, 1993. The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)  Accumulated depreciation
            Balance at January 1, 1993                      $18,534,135
                Depreciation:
                  F/Y/E 12/31/93                      None
                        12/31/94                      None
                        12/31/95                      None        None

            Balance at December 31, 1995                    $18,534,135

                                      SIGNATURE

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated April 12, 1996 (the "Power").

         60 EAST 42ND ST. ASSOCIATES
         (Registrant)



         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  April 12, 1996


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  April 12, 1996










         ______________________
         *   Mr. Katzman supervises accounting functions for Registrant.

                                    Exhibit Index


         Number                     Document                       Page*

         3(a) Partnership Agreement, dated September 25, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 0-2670) as Exhibit No. 3 to Registrant's Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

         3(b)         Amended Business Certificate of
                      Registrant filed with the Clerk of New
                      York County on December 26, 1996,
                      reflecting a change in the Partners of
                      Registrant.

         4 Form of Participating Agreement, which was filed as Exhibit No. 4 to Regis-trant's Form S-1 Registration Statement, as amended (the "Registration State-ment") by letter dated June 28, 1954 and assigned File No. 2-10981, is incorpo-rated by reference as an exhibit hereto.

          10(a) Deed of Lincoln Building to WLKP Realty Corp., which was filed as Exhibit No. 5 to Registrant's Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

          10(b) First Mortgage evidenced by a Modifica-tion, Extension & Consolidation Agreement, dated March 31, 1954, between WLKP Realty Corp. and The Prudential Insurance Company of America, ("Prudential"), which was filed as Exhibit No. 6 to Registrant's Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

         ______________________
         *   Page references are based on a sequential numbering system.

         Number                     Document                       Page*

         10(c) Form of Net Lease between Registrant and Lincoln Building Associates, which was filed as Exhibit No. 9 to Registrant's Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

          10(d)       Deed from Lincoln Building Associates
                      to Registrant, dated October 1, 1958,
                      which was filed by letter dated March
                      31, 1981 (Commission File No. 0-2670)
                      as Exhibit No. 10(d) to Registrant's
                      Form 10-K for the fiscal year ended
                      December 31, 1980, is incorporated by
                      reference, as an exhibit hereto.

          10(e) Second Modification of Lease Agreement, dated January 1, 1977, which was filed by letter dated March 28, 1980 (Commission File No. 0-2670) as Exhibit II under Item 10(b) of Registrant's Form 10-K for the fiscal year ended December 31, 1979, is incorporated by reference as an exhibit hereto.

          10(f) Third Modification of Lease Agreement, which was filed by letter dated March 28, 1980 (Commission File No. 0-2670) as Exhibit II under Item 10(b) of Registrant's Form 10-K for the fiscal year ended December 31, 1979, is incorporated by reference as an exhibit hereto.











         ______________________
         *   Page references are based on a sequential numbering system.

         Number                     Document                       Page*

         13(a) Letter to Participants, dated January 31, 1996 and supplementary financial reports for the fiscal year ended December 31, 1995. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of
                      Section 18 of the Securities Exchange
                      Act of 1934.

          13(b) Letter to Participants, dated November 30, 1995 and accompanying financial reports for the lease year ended September 30, 1995. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of
                      Section 18 of the Securities Exchange
                      Act of 1934.

             24 Power of Attorney dated April 12, 1996 between Donald A. Bettex, Ralph W. Felsten, Melvyn H. Halper, Stanley Katzman, Peter L. Malkin, Martin D. Newman and C. Michael Spero as Partners of Registrant and Stanley Katzman and Richard A. Shapiro.

             27       Financial Data Schedule of Registrant
                      for the fiscal year ended December 31,
                      1995.














         ______________________
         *   Page references are based on a sequential numbering system.

                                                           Exhibit 3(b)

                            AMENDED BUSINESS CERTIFICATE

              The undersigned hereby certify that a certificate of business under the assumed name

                             60 EAST 42ND ST. ASSOCIATES

         for the conduct of business at 60 East 42nd Street, New York, New York, was filed in the office of the County Clerk New York County, State of New York, on the 30th day of September, 1958, under index number 8453/53B; that the last amended certificate was filed on the 20th day of September, 1990 in the office of said County Clerk under index number 8453/53B.

              It is hereby further certified that this amended certificate is made for the purposes of more accurately setting forth the facts recited in the original certificate or the last amended certificate and to set forth the following changes in such facts.*

         ALVIN SILVERMAN, residing at 110 Redwood Drive, Roslyn, New York 11576, has been succeeded as a partner by MELVYN H. HALPER, residing at 9 Latonia Road, Rye Brook, New York 10573.

         The members of 60 East 42nd St. Associates now consist of:

         Donald A. Bettex, Ralph W. Felsten, Melvyn H. Halper, Stanley Katzman, Peter L. Malkin, Martin D. Newman and C. Michael Spero.

              In Witness Whereof, the undersigned have as of the 2nd day of June, 1995 made and signed this certificate.

         /s/ Alvin Silverman                /s/ Martin D. Newman
         ALVIN SILVERMAN                    MARTIN D. NEWMAN

         /s/ Melvyn H. Halper
         MELVYN H. HALPER

         State of New York, County of New York       ss.:

              On this 2nd day of June, 1995, before me personally appeared ALVIN SILVERMAN, MELVYN H. HALPER and MARTIN D. NEWMAN, to me known and known to me to be the individuals described in and who executed the foregoing certificate, and they thereupon duly acknowledged to me that they executed the same.

                                            /s/ Estelle Beeber
                                            Notary Public
                                            State of New York
                                            No. 5241708
                                            Qualified in New York County
                                            Commission Expires 9/30/96