Form 10-Q
period 1996-03-31
60 EAST 42ND STREET ASSOCIATES
filed 1996-05-15
CIK 90794

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended March 31, 1996

					 or

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

		      PART I.  FINANCIAL INFORMATION                       2.

    Item 1.  Financial Statements

			   60 East 42nd St. Associates
			  Condensed Statement of Income
				 (Unaudited)


					  For the Three Months Ended
						  March 31,
					      1996          1995
Rent Income:

Basic rent, from a related
  party (Note B)                         $  271,960     $  271,960
Additional rent from a
  related party (Note B)                    263,450        263,450
					 ----------     ----------

    Total rent income                       535,410        535,410
					 ==========    ==========
Expenses:

Interest on mortgage (Note B)               265,960       265,960
Supervisory services, to a
  related party (Note C)                      7,845         7,845
Amortization of mortgage
  refinancing costs                           6,194         6,194
					 ----------    ----------

    Total expenses                          279,999       279,999
					 ----------    ----------

Net income                               $  255,411    $  255,411
					 ==========    ==========

Earnings per $10,000 participation
  unit, based on 700 participation
  units outstanding during the year      $   364.87    $   364.87
					 ==========    ==========

Distributions per $10,000
  participation:

Distributions per $10,000 parti-
  cipation consisted of the
  following:

  Income                                 $   364.87    $   364.87

  Return of capital                            8.85          8.85
					 ----------    ----------

    Total distributions                  $   373.72    $   373.72
					 ==========    ==========

    At March 31, 1996 and 1995, there were $7,000,000 of participations outstanding.

									   3.
			     60 East 42nd St. Associates
				Condensed Balance Sheet
				     (Unaudited)

					     March 31, 1996   December 31, 1995
Assets
Current assets:
  Cash                                         $    87,879         $    87,879
						 ---------         -----------
  Total current assets                              87,879              87,879

Real estate
  Land                                           7,240,000           7,240,000
  Buildings and Building Improvements           18,534,135          18,534,135
      Less, allowance for depreciation          18,534,135          18,534,135
					       -----------         -----------
						       -0-                 -0-
Mortgage refinancing costs                         249,522             249,522
      Less, allowance for amortization              36,875              30,681
					       ------------        -----------
						   212,647             218,841
					       -----------         -----------
Total assets                                   $ 7,540,526         $ 7,546,720
					       ===========         ===========
Liabilities and Capital

  Long-term debt                                12,020,814          12,020,814

  Capital
  Capital deficit, January 1,                   (4,474,094)         (4,449,318)
    Add, Net income:
    January 1, 1996 through March 31, 1996         255,411                 -0-
    January 1, 1995 through December 31, 1995          -0-           2,430,979
					       -----------         -----------
						(4,218,683)         (2,018,339)
					       -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1996 through March 31, 1996         261,605                -0-
    January 1, 1995 through December 31, 1995          -0-           1,046,420
  Distribution on November 30, 1995 of
    Additional Rent for the lease year
     ended September 30, 1995                          -0-           1,409,335
					       -----------         -----------
  Total distributions                              261,605           2,455,755
					       -----------         -----------
Capital (deficit)
    March 31, 1996                              (4,480,288)                -0-
    December 31, 1995                                  -0-          (4,474,094)
					       -----------         -----------
  Total liabilities and capital:
	March 31, 1996                         $ 7,540,526                 -0-
	December 31, 1995                              -0-         $ 7,546,720
					       ===========         ===========

								    4.
			60 East 42nd St. Associates
		    Condensed Statements of Cash Flows
			       (Unaudited)



					    January 1, 1996     January 1, 1995
						through             through
					     March 31, 1996      March 31, 1995


 Cash flows from operating activities:
   Net income                                   $   255,411        $   255,411
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                            6,194              6,194
   Change in accrued interest payable                   -0-            (88,653)
						-----------        -----------

   Net cash provided by operating
     activities                                     261,605            172,952
						-----------        -----------

 Cash flows from financing activities:
   Cash distributions                              (261,605)          (261,605)
						-----------        -----------

     Net cash used in financing
       activities                                  (261,605)          (261,605)
						-----------        -----------
     Net increase (decrease) in cash                    -0-            (88,653)

     Cash, beginning of quarter                      87,879            176,532
						-----------        -----------
     Cash, end of quarter                       $    87,879        $    87,879
						===========        ===========


					     January 1, 1996    January 1, 1995
						  through            through
					      March 31, 1996     March 31, 1995


       Cash paid for:
	  Interest                              $   265,960        $   354,613
						===========        ===========

	 60 East 42nd St. Associates                                     5.

	 March 31, 1996


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

	 Note B - Interim Period Reporting

		   The results for the interim period are not necessarily indicative of the results to be expected for a full year.

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

		   The Lease, as modified, provides that Lessee is required to pay Registrant:

	 60 East 42nd St. Associates                                     6.

	 March 31, 1996


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

		   Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September
	 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1995 was $1,565,928. After payment of $156,593 to Counsel as an additional payment for supervisory services, the balance of $1,409,335 was distributed to the Participants on November 30, 1995.

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

	 60 East 42nd St. Associates                                     7.

	 March 31, 1996


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

	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 1996, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

		   No remuneration was paid during the three month period ended March 31, 1996 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $6,000, of the Basic Payment and $1,845 on account of the Additional Payment, for supervisory services for the three month period ended March 31, 1996. The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

	 60 East 42nd St. Associates                                     8.

	 March 31, 1996



		   Reference is made to Note B for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 1996, Mr. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, the Partners, by reason of their respective interests in Counsel, are entitled to receive their pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Lessee.

		   As of March 31, 1996, the Partners owned of record and beneficially an aggregate $59,583 of participations in Registrant, representing less than 1% of the currently outstanding participations therein.

		   In addition, as of March 31, 1996, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

		   C. Michael Spero owned of record as trustee or co-trustee, but not beneficially, $25,000 of Participations. Mr. Spero disclaims any beneficial ownership of such Participations.

		   Peter L. Malkin owned of record as trustee or co-trustee, an aggregate of $55,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Isabel Malkin, the wife of Peter L. Malkin, individually and beneficially, owned $35,000 of Participations.
		   Mr. Malkin disclaims any beneficial ownership of such Participations.

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

	 60 East 42nd St. Associates                                     9.

	 March 31, 1996


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

		   Registrant does not pay dividends. During the three month period ended March 31, 1996, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

		   On November 30, 1995, Registrant made an additional distribution of $2,013.34 for each $10,000 participation. Such distribution represented Further Additional Rent paid by the Lessee in accordance with the terms of the Lease.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

	      Total income remained the same for the three month period ended March 31, 1996, as compared with the three month period ended March 31, 1995. Total expenses remained the same for the three month period ended March 31, 1996, as compared with the three month period ended March 31, 1995.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1996, as compared with the three month period ended March 31, 1995.

	 60 East 42nd St. Associates                                    10.

	 March 31, 1996



		   No amortization payments are due under the Mortgage to fully satisfy the outstanding principal balance at maturity, and furthermore, the Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Building continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity. Registrant foresees no need to make material commitments for capital expenditures while the Lease is in effect.

				      Inflation

		   Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1995, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.


	 PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings.

		   There are no pending material legal proceedings to which Registrant is a party.

	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a) The exhibits hereto are being incorporated by reference.

		   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

	 60 East 42nd St. Associates                                    11.

	 March 31, 1996


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

	 60 EAST 42ND ST. ASSOCIATES
	 (Registrant)



	 By  /s/ Richard A. Shapiro
	     Richard A. Shapiro, Attorney-in-Fact*


	 Date:  May 14, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


	 By  /s/ Richard A. Shapiro
	     Richard A. Shapiro, Attorney-in-Fact*


	 Date:  May 14, 1996











	 ______________________
	    * Mr. Shapiro supervises accounting functions for Registrant.

	 60 East 42nd St. Associates                               Page 12.

	 March 31, 1996


				    EXHIBIT INDEX


	 Number                     Document                       Page*

	 24 Power of Attorney dated April 12, 1996, which was filed as Exhibit 24 to Registrant's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated by reference as an exhibit hereto.





































	 ______________________
	 *   Page references are based on a sequential numbering system.