Form 10-Q
period 1996-06-30
60 EAST 42ND STREET ASSOCIATES
filed 1996-08-15
CIK 90794

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended June 30, 1996

					 or

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


	       An Exhibit Index is located on Page 12 of this Report. Number of pages (including exhibits) in this filing: 15

		      PART I.  FINANCIAL INFORMATION                       2.

    Item 1.  Financial Statements

			   60 East 42nd St. Associates
			  Condensed Statement of Income
				 (Unaudited)


				 For the Three Months       For the Six Months
				    Ended June 30,            Ended June 30,
				    1996      1995            1996      1995
Rent Income:

Basic rent, from a related
  party (Note B)                  $271,960   $271,960     $  543,921  $  543,921
Additional rent from a
  related party (Note B)           263,450    263,450        526,900     526,900
				  --------   --------     ----------  ----------
    Total rent income              535,410    535,410      1,070,821   1,070,821
				  ========   ========     ==========  ==========
Expenses:

Interest on mortgage (Note B)      265,960    265,960        531,921     531,921
Supervisory services, to a
  related party (Note C)             7,845      7,845         15,690      15,690
Amortization of mortgage
  refinancing costs                  6,194      6,194         12,388      12,388
				  --------   --------     ----------  ----------
    Total expenses                 279,999    279,999        559,999     559,999
				  --------   --------     ----------  ----------

Net income                        $255,411   $255,411     $  510,822  $  510,822
				  ========   ========     ==========  ==========

Earnings per $10,000 participa-
  tion unit, based on 700 parti-
  cipation units outstanding
  during the year                 $ 364.87   $ 364.87      $  729.75   $  729.75
				  ========   ========      =========   =========

Distributions per $10,000 parti-
  cipation consisted of the
  following:

  Income                          $ 364.87   $ 364.87      $  729.75   $  729.75
  Return of capital                   8.85       8.85          17.69       17.69
				  --------   --------      ---------   ---------
    Total distributions           $ 373.72   $ 373.72      $  747.44   $  747.44
				  ========   ========      =========   =========

    At June 30, 1996 and 1995, there were $7,000,000 of participations outstanding.

									 3.
			  60 East 42nd St. Associates
			     Condensed Balance Sheet
				  (Unaudited)

					      June 30, 1996   December 31, 1995
Assets
Current assets:
  Cash                                         $    87,879         $    87,879
					       -----------         -----------
  Total current assets                              87,879              87,879

Real estate
  Land                                           7,240,000           7,240,000
  Buildings and Building Improvements           18,534,135          18,534,135
      Less, allowance for depreciation          18,534,135          18,534,135
					       -----------         -----------
						       -0-                 -0-
Mortgage refinancing costs                         249,522             249,522
      Less, allowance for amortization              43,069              30,681
					       ------------        -----------
						   206,453             218,841
					       -----------         -----------
Total assets                                   $ 7,534,332         $ 7,546,720
					       ===========         ===========
Liabilities and Capital

  Long-term debt                                12,020,814          12,020,814

  Capital
  Capital deficit, January 1,                   (4,474,094)         (4,449,318)
    Add, Net income:
    January 1, 1996 through June 30, 1996          510,822                 -0-
    January 1, 1995 through December 31, 1995          -0-           2,430,979
					       -----------         -----------
						(3,963,272)         (2,018,339)
					       -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1996 through June 30, 1996          523,210                -0-
    January 1, 1995 through December 31, 1995          -0-           1,046,420
  Distribution on November 30, 1995 of
    Additional Rent for the lease year
     ended September 30, 1995                          -0-           1,409,335
					       -----------         -----------
  Total distributions                              523,210           2,455,755
					       -----------         -----------
Capital (deficit)
    June 30, 1996                               (4,486,482)                -0-
    December 31, 1995                                  -0-          (4,474,094)
					       -----------         -----------
  Total liabilities and capital:
	June 30, 1996                          $ 7,534,332                 -0-
	December 31, 1995                              -0-         $ 7,546,720
					       ===========         ===========

								    4.
			60 East 42nd St. Associates
		    Condensed Statements of Cash Flows
			       (Unaudited)



					    January 1, 1996     January 1, 1995
						through             through
					      June 30, 1996       June 30, 1995

 Cash flows from operating activities:
   Net income                                  $  510,822          $  510,822
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                         12,388              12,388
   Change in accrued interest payable                 -0-             (88,653)
						---------           ---------

   Net cash provided by operating
     activities                                   523,210             434,557
						---------           ---------

 Cash flows from financing activities:
   Cash distributions                            (523,210)           (523,210)
						---------           ---------

     Net cash used in financing
       activities                                (523,210)           (523,210)
						---------           ---------
     Net increase (decrease) in cash                  -0-             (88,653)

     Cash, beginning of quarter                    87,879             176,532
						---------           ---------
     Cash, end of quarter                       $  87,879           $  87,879
						=========           =========


					   January 1, 1996     January 1, 1995
						through             through
					     June 30, 1996       June 30, 1995


       Cash paid for:
	  Interest                              $ 620,574           $ 620,574
						=========           =========

	 60 East 42nd St. Associates                                    5.

	 June 30, 1996


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

	 Note B - Interim Period Reporting

		   The results for the interim periods are not necessarily indicative of the results to be expected for a full year.

		   Registrant is a New York partnership which was organized on September 25, 1958 and which owns fee title to the Lincoln Building and the land thereunder, located at 60 East 42nd Street, New York, New York 10165 (the "Property"). Registrant's partners are Donald A. Bettex, Ralph W. Felsten, Stanley Katzman, Peter L. Malkin, John L. Loehr, Thomas N. Keltner, Jr. and Richard A. Shapiro, (collectively the "Partners"), each of whom also acts as an agent for holders of participations (the "Participants") in their respective partnership interests in Registrant.

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

		   The Lease, as modified, provides that Lessee is required to pay Registrant:

	 60 East 42nd St. Associates                                    6.

	 June 30, 1996

		   (i) an annual basic rent of $1,087,842 (the "Basic Rent"), which is equal to the sum of $1,063,842, the constant annual charges on the first mortgage calculated in accordance with the terms of the Lease, plus $24,000 for supervisory services payable to Counsel.

		  (ii) (A) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800 and (B) further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977.)

		 (iii) $1,053,800 as an advance against Additional Rent, an amount which will permit basic distributions to Participants at the annual rate of approximately 14.95% on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess.

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

	 June 30, 1996

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

	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 1996, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

		   No remuneration was paid during the three and six month periods ended June 30, 1996 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $6,000 and $12,000, respectively, of the Basic Payment and $1,845 and $3,690 respectively, on account of the Additional Payment, for supervisory services for the three and six month periods ended June 30, 1996. The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

	 60 East 42nd St. Associates                                    8.

	 June 30, 1996

		   Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 1996, Mr. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, the Partners, by reason of their respective interests in Counsel, are entitled to receive their pro rata share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Lessee.

		   As of June 30, 1996, the Partners owned of record and beneficially an aggregate $53,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein.

		   In addition, as of June 30, 1996, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

		   Richard A. Shapiro owned of record as custodian, but not beneficially, a $5,000 Participation. Mr. Shapiro disclaims any beneficial ownership of such Participation.

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

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

		   As stated in Note B, Registrant was organized solely for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay from Basic Rent the annual mortgage charges due under the Mortgage and the Basic Payment to Counsel for supervisory services. Additional

	 60 East 42nd St. Associates                                    9.

	 June 30, 1996

	 Rent and Further Additional Rent are distributed to the Participants after the Additional Payment to Counsel. See Note C. Under the Lease, Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		   Registrant does not pay dividends. During the three and six month periods ended June 30, 1996, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

	      Total income remained the same for the three and six month periods ended June 30, 1996, as compared with the three and six month periods ended June 30, 1995. Total expenses remained the same for the three and six month periods ended June 30, 1996, as compared with the three and six month periods ended June 30, 1995.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and six month periods ended June 30, 1996, as compared with the three and six month periods ended June 30, 1995.
	 60 East 42nd St. Associates                                   10.

	 June 30, 1996

		   No amortization payments are due under the Mortgage to fully satisfy the outstanding principal balance at maturity, and furthermore, the Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Building continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity. Registrant foresees no need to make material commitments for capital expenditures while the Lease is in effect.

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

	 June 30, 1996
				     SIGNATURES

		   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated August 6, 1996 (the "Power").

	 60 EAST 42ND ST. ASSOCIATES
	 (Registrant)



	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date:  August 14, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date:  August 14, 1996













	 ______________________
	    *   Mr. Katzman supervises accounting functions for
		Registrant.
	 60 East 42nd St. Associates                                   12.

	 June 30, 1996

				    EXHIBIT INDEX


	 Number                   Document                      Page*

	 25                  Power of Attorney dated
			     August 6, 1996 between
			     Donald A. Bettex, Ralph W.
			     Felsten, John L. Loehr,
			     Stanley Katzman, Peter L.
			     Malkin, Richard A. Shapiro
			     and Thomas N. Keltner, Jr.
			     as Partners of Registrant
			     and Stanley Katzman and
			     Richard A. Shapiro.


































	 ______________________
	 *Page references are based on a sequential numbering system.