Form 10-Q
period 1996-09-30
60 EAST 42ND STREET ASSOCIATES
filed 1996-11-15
CIK 90794

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended September 30, 1996

					 or

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


	       An Exhibit Index is located on Page 12 of this Report.
	       Number of pages (including exhibits) in this filing: 12
									 2.

			  PART I.  FINANCIAL INFORMATION

			   60 East 42nd St. Associates
		       Condensed Statements of Cash Flows
				   (Unaudited)

    Item 1.  Financial Statements


				  For the Three Months    For the Nine Months
				  Ended September 30,     Ended September 30,
				    1996        1995         1996       1995
Income:

Basic rent from a related
  party (Note B)                 $  271,961  $  271,961  $  815,881   $  815,881
Additional rent from a related
  party (Note B)                    263,450     263,450     790,350      790,350
Further additional rent
  income from a related
  party (Note B)                  2,051,475   1,565,928   2,051,475    1,565,928
				 ----------  ----------  ----------   ----------
    Total rent income             2,586,886   2,101,339   3,657,706    3,172,159
				 ----------  ----------  ----------   ----------
Expenses:

Interest on mortgage (Note B)       265,961     265,961     797,881      797,881
Supervisory services, to a
  related party (Note C)            212,993     164,438     228,683      180,128
Amortization of mortgage
  refinancing costs                   6,194       6,194      18,582       18,582
				 ----------  ----------  ----------   ----------

    Total expenses                  485,148     436,593   1,045,146      996,591

				 ----------  ----------  ----------   ----------
Net income                       $2,101,738  $1,664,746  $2,612,560   $2,175,568
				 ==========  ==========  ==========   ==========

Earnings per $10,000 participa-
  tion unit, based on 700 parti-
  cipation units outstanding
  during the year                $3,002.48   $2,378.21   $3,732.23    $3,107.95
				 =========   =========   =========    =========
Distributions per $10,000 parti-
  cipation consisted of the
  following:

  Income                         $3,002.48   $2,378.21    $3,723.23   $3,107.95
  Decrease in capital deficit    (2,628.76)  (2,004.49)   (2,611.07)  (1,986.79)
				 ---------   ---------    ---------  ----------
    Total distributions          $  373.72   $  373.72    $1,121.16   $1,121.16
				 =========   =========    =========   =========

    At September 30, 1996 and 1995, there were $7,000,000 of participations outstanding.


									   3.
			   60 East 42nd St. Associates
		       Condensed Statements of Cash Flows
				   (Unaudited)

					 September 30, 1996   December 31, 1995
Assets
Current assets:
  Cash                                         $    87,879         $    87,879
Further additional rent
  due from a related
  party (Note B)                                 1,901,475                 -0-
					       -----------         -----------
  Total current assets                           1,989,354              87,879
Real estate
  Land                                           7,240,000           7,240,000
  Buildings and Building Improvements           18,534,135          18,534,135
      Less, allowance for depreciation          18,534,135          18,534,135
					       -----------         -----------
						       -0-                 -0-
Mortgage refinancing costs                         249,522             249,522
      Less, allowance for amortization              49,263              30,681
					       ------------          ---------
						   200,259             218,841
					       -----------         -----------
Total assets                                   $ 9,429,613         $ 7,546,720
					       ===========         ===========
Liabilities and Capital
Current liabilities
  Accrued expense, to a related party (Note C) $    55,148         $       -0-
					       -----------         -----------
  Total current liabilities                         55,148                 -0-
  Long-term debt                                12,020,814          12,020,814
  Capital
  Capital deficit, January 1,                   (4,474,094)         (4,449,318)
    Add, Net income:
    January 1, 1996 through September 30, 1996   2,612,560
    January 1, 1995 through December 31, 1995                        2,430,979
					       -----------         -----------
						(1,861,534)         (2,018,339)
					       -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1996 through September 30, 1996     784,815
    January 1, 1995 through December 31, 1995                        1,046,420
  Distribution on November 30, 1995 of
    Additional Rent for the lease year
     ended September 30, 1995                                        1,409,335
					       -----------         -----------
  Total distributions                              784,815           2,455,755
					       -----------         -----------
Capital (deficit)
    September 30, 1996                          (2,646,349)
    December 31, 1995                                               (4,474,094)
					       -----------         -----------
  Total liabilities and capital:
	September 30, 1996                     $ 9,429,613
	December 31, 1995                                          $ 7,546,720
					       ===========         ===========


									   4.
			   60 East 42nd St. Associates
		       Condensed Statements of Cash Flows
				   (Unaudited)

					    January 1, 1996     January 1, 1995
						    through             through
					 September 30, 1996  September 30, 1995


 Cash flows from operating activities:
   Net income                                    $2,612,560         $2,175,568
 Adjustments to reconcile net income
   to cash provided by operating
   activities:
   Amortization of mortgage refinancing
     costs                                           18,582             18,582
   Change in accrued interest payable                   -0-            (88,653)
   Change in accrued expenses                        55,148             31,593
   Change in additional rent due                 (1,901,475)        (1,440,928)
						 ----------         ----------

   Net cash provided by operating
     activities                                     784,815            696,162
						 ----------         ----------

 Cash flows from financing activities:
   Cash distributions                              (784,815)          (784,815)
						 ----------         ----------

   Net cash used in financing
     activities                                    (784,815)          (784,815)
						 ----------         ----------
   Net increase (decrease) in cash                      -0-            (88,653)

 Cash, beginning of quarter                          87,879            176,532
						 ----------         ----------
 Cash, end of quarter                            $   87,879          $  87,879
						 ==========         ==========


					     January 1, 1996    January 1, 1995
						     through            through
					  September 30, 1996 September 30, 1995


 Cash paid for:
   Interest                                      $  797,881         $  886,534
						 ==========         ==========
	 60 East 42nd St. Associates                                     5.
	 September 30, 1996



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

		   Registrant is a New York partnership which was organized on September 25, 1958 and which owns fee title to the Lincoln Building and the land thereunder, located at 60 East 42nd Street, New York, New York 10165 (the "Property"). Registrant's partners are Donald A. Bettex, Ralph W. Felsten, Stanley Katzman, Peter L. Malkin, John L. Loehr, Thomas N. Keltner, Jr. and Richard A. Shapiro (collectively the "Partners"), each of whom also acts as an agent for holders of participations in their respective part-nership interests in Registrant (the "Participants").

		   Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, Mr. Malkin. The Partners, with the exception of Donald A. Bettex, who has recently retired, are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, counsel to Registrant and Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

		   The Lease, as modified, provides that Lessee is required to pay Registrant:
	 60 East 42nd St. Associates                                     6.
	 September 30, 1996


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

		   Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September
	 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1996 was $2,051,475. After payment of $205,148 to Counsel as an additional payment for supervisory services, the balance of $1,846,327 will be distributed to the Participants on November 30, 1996.

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

		   The refinancing costs were capitalized by Registrant and are being expensed ratably during the period of the mortgage extension from October 6, 1994 to October 31, 2004.
	 60 East 42nd St. Associates                                     7.
	 September 30, 1996


		   If the Mortgage is modified, upon the first refinancing which would result in an increase in the amount of the outstanding principal balance of the mortgage, the Basic Rent shall be equal to the annual supervisory fee to Counsel of $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to such refinancing. If there are subsequent refinancings which result in an increase in the amount of the outstanding principal balance of the mortgage, the principal balance referred to above shall be reduced by the amount of the mortgage amortization payable from Basic Rent subsequent to the first refinancing.

	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 1996, such remaining cash investment was $7,000,000, representing the original cash investment of Participants in Registrant.

		   No remuneration was paid during the three and nine month periods ended September 30, 1996 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $6,000 and $18,000, respectively, of the Basic Payment and $151,845 and $155,535 respectively, on account of the Additional Payment, for supervisory services for the three and nine month periods ended September 30, 1996. The supervisory services provided to Registrant by Counsel include legal and administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		   Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 1996, Mr. Malkin owned a partnership interest in Lessee. In addition, Isabel W. Malkin, the wife of Peter L. Malkin, owned a partnership interest in Lessee. Mr.
	 60 East 42nd St. Associates                                     8.
	 September 30, 1996


	 Malkin disclaims any beneficial ownership of such interest. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, the Partners, other than Mr. Bettex, by reason of their respective interests in Counsel, are entitled to receive their pro rata share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Lessee.

		   As of September 30, 1996, the Partners owned of record and beneficially an aggregate $53,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein.

		   In addition, as of September 30, 1996, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

		   Richard A. Shapiro owned of record as custodian, but not beneficially, a $5,000 Participation. Mr. Shapiro disclaims any beneficial ownership of such Participation.

		   Peter L. Malkin owned of record, as trustee or co-trustee, an aggregate of $55,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Isabel Malkin, individually and beneficially, owned $35,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

		   As stated in Note B, Registrant was organized solely for the purpose of acquiring the Property subject to the Lease. Registrant is required to pay from Basic Rent the annual mortgage charges due under the Mortgage and the Basic Payment to Counsel
	 for supervisory services. Additional Rent and Further Additional Rent are distributed to the Participants after the Additional
	 Payment to Counsel.  See Note C.  Under the Lease, Lessee has
	 assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.
	 60 East 42nd St. Associates                                     9.
	 September 30, 1996


		   Registrant does not pay dividends. During the three and nine month periods ended September 30, 1996, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.84 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

		   On November 30, 1996, Registrant will make an additional distribution of $2,637.61 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee, in accordance with the terms of the Lease, net of the additional payment for supervisory services to Counsel.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

	      Total income increased for the three and nine month periods ended September 30, 1996, as compared with the three and nine month periods ended September 30, 1995. Such increase resulted from an increase in income from Further Additional Rent for the lease year ending September 30, 1996 as compared to the lease year ending September 30, 1995. See Note B. Total expenses increased for the three and nine month periods ended September 30, 1996, as compared with the three and nine month periods ended September 30, 1995. Such increase resulted from an increase in the additional payments for supervisory services with respect to the increase in Further Additional Rent. See Note B.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1996, as compared with the three and nine month periods ended September 30, 1995.


		   No amortization payments are due under the Mortgage to
	 fully satisfy the outstanding principal balance at maturity, and furthermore, the Registrant does not maintain any reserve to cover
	 the payment of such Mortgage indebtedness at maturity.  Therefore,
	 60 East 42nd St. Associates                                    10.
	 September 30, 1996


	 repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Building continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity. Registrant foresees no need to make material commitments for capital expenditures while the Lease is in effect.

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

	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a)  The exhibits hereto are incorporated by reference.

		   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
	 60 East 42nd St. Associates                                    11.
	 September 30, 1996


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


	 Date:  November 13, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date:  November 13, 1996













	 ______________________
	    *   Mr. Katzman supervises accounting functions for
		Registrant.
	 60 East 42nd St. Associates                                    12.
	 September 30, 1996


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