Form 10-K
period 1996-12-31
60 EAST 42ND STREET ASSOCIATES
filed 1997-04-08
CIK 90794

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         An Exhibit Index is located on pages 31 through 33 of this Report. Number of pages (including exhibits) in this filing: 50






                                       PART I


         Item 1.   Business.

                   (a)  General

                   Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). Registrant's partners are Donald A. Bettex, Ralph W. Felsten, Stanley Katzman, Thomas N. Keltner, Jr., John L. Loehr, Peter L. Malkin, and Richard A. Shapiro (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants"). Registrant leases the Property to Lincoln Building Associates (the "Lessee") pursuant to a net operating lease (the "Lease") the current term of which expires on September 30, 2008. There is one additional 25-year renewal term which, if exercised, will extend the Lease until September 30, 2033.

                   Lessee is a partnership whose members consist of, among others, Mr. Malkin. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which acts as counsel to Registrant and to Lessee (the "Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

                   As of December 31, 1996, the Building was approximately 93% occupied by approximately 535 tenants who engage principally in the practice of law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See
         Item 2 hereof for additional information concerning the Property.

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

                   (c)  The Lease

                   The Lease, as modified, provides:

                   (i) Lessee is required to pay Registrant an annual basic rent of $1,087,842 (the "Basic Rent"), which is equal to the sum of $1,063,842, the constant annual charges on the first mortgage calculated in accordance with the terms of the Lease, and $24,000 for supervisory services payable to Counsel. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes").

                  (ii) Lessee is also required to pay to Registrant (A) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800 and (B) further additional rent (the "Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is no cumulative loss not recouped.

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

                  (iv) For the period before the liquidation of the mortgage, upon the first and each subsequent refinancing which results in an increase in the amount of the outstanding principal balance of the mortgage, the annual basic rent would equal the sum of (1) the annual $24,000 payment to Counsel for supervisory services plus (2) an amount equal to the product of (A) the new debt service percentage rate under the refinanced mortgage multiplied by (B) the principal balance of the mortgage immediately before the first such refinancing.

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

                   Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September
         30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the Lessee's operation of the Property. The Lease requires that this report be delivered to Registrant annually within 60 days after the end of each lease year. Accordingly, all Further Additional Rent income and related supervisory service expenses can only be determined after the receipt of such report. The Lease does not provide for the Lessee to render interim reports to Registrant, so no Further Additional Rent income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of the Notes regarding Further Additional Rent payments by Lessee for the fiscal years ended December 31, 1996, 1995 and 1994.

                   (d)  Competition

                   Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $26 per square foot (exclusive of electricity charges and escalation). Such rate is competitive with the average rental rate charged by similar office buildings offering comparable space in the immediate vicinity of the Building. Registrant has been advised that buildings of comparable age and condition to the Building charge rental rates within $1.00 - $2.00 per square foot of the average rental rate at the Building. Rental rates for space are in the high $30's to low $40's per square foot at the following three nearby buildings: 101 Park Avenue (a new office building with modern facilities and located at 40th Street); Republic National Bank Building (a modern building on Fifth Avenue and 41st Street); the Met Life Building (a premier building erected in
         1961).

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $50 per square foot for prime office space to approximately $12 per square foot in less developed industrial and/or secondary commercial areas.

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


         Item 2.   Property.

                   Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building", and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by the Mortgage Loan with an unpaid principal balance of $12,020,814 at December 31, 1996. For a description of the terms of the Mortgage Loan, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.


         Item 3.   Legal Proceedings.

                   There are no material pending legal proceedings to which Registrant is a party or to which any of its property is subject.


         Item 4.   Submission of Matters to a Vote of Participants.

                   The Partners are in the process of preparing a solicitation of consents of the Participants to consider certain governance issues, including the designation of additional Successor Agents, and certain operations issues, including the granting to the Partners the authority, in consideration of the undertaking by Lessee of certain improvements to the Property and an increase in Basic Rent and Primary Additional Rent, to grant to Lessee two lease extension periods. A portion of the costs of the proposed improvement program would be shared between Registrant and Lessee but the details of this proposal are not yet complete.

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

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 1996, Registrant was advised of 47 transfers of Participations. In one instance, the indicated purchase price was equal to two times the face amount of the Participations transferred, i.e., $20,000 for a $10,000 participation. In all other cases, no consideration was indicated.

                   (b) As of December 31, 1996, there were 734 holders of Participations of record.

                   (c) Registrant does not pay dividends. During each of the years ended December 31, 1996 and 1995, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. On November 30, 1996 and November 30, 1995, Registrant made additional distributions for each $10,000 Participation of $2,637.61 and $2,013.34, respectively. Such distributions represented primarily Additional Rent and Further Additional Rent payable by Lessee in accordance with the terms of the Lease. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly dis-tributions of Additional Rent and Further Additional Rent, depends solely on Lessee's ability to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See
         Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See
         Item 7 hereof.

Item 6.
                                60 EAST 42nd ST. ASSOCIATES


                                  SELECTED FINANCIAL DATA

                                               Year ended December 31,

                                1996        1995          1994         1993        1992

Basic rent income.......... $ 1,087,842  $ 1,087,842  $ 1,122,040  $ 1,132,075  $ 1,132,075
Advance of additional
 rent income...............   1,053,800    1,053,800    1,053,800    1,053,800    1,053,800
Further additional
 rent income...............   2,051,475    1,565,928    2,202,847    2,654,582    3,546,236

   Total revenue........... $ 4,193,117  $ 3,707,570  $ 4,378,687  $ 4,840,457  $ 5,732,111

Net income................. $ 2,867,971  $ 2,430,979  $ 3,051,227  $ 3,442,052  $ 4,240,312

Earnings per $10,000
 participation unit,
 based on 700 participation
 units outstanding during
 the year.................. $     4,097  $     3,473  $     4,359  $     4,917  $     6,058


Total assets............... $ 7,521,944  $ 7,546,720  $ 7,660,149  $ 7,453,321  $ 7,497,458


Long-term obligations...... $12,020,814  $12,020,814  $12,020,814  $      -     $12,061,506


Distributions per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 the year:
   Income.................. $     4,097  $     3,473  $     4,006  $     4,908  $     6,054
   Return of capital.......          35           35         -            -            -

   Total distributions..... $     4,132  $     3,508  $     4,006  $     4,908  $     6,054


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

                   The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 1996:

              (a) Total income increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. Such increase is attributable to the payment of an increased amount of Further Additional Rent received by Registrant in 1996. Total income decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such decrease is attributable to the payment of a decreased amount of Further Additional Rent to Registrant in 1995 and a decrease in Basic Rent. See
                   Note 4 of the Notes.

              (b) Total expenses increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. Such increase resulted from an increase in the additional payment for supervisory services payable with respect to an increased amount of Further Additional Rent received by Registrant in 1996. Total expenses decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such decrease resulted from the net of a decrease in the additional payment for supervisory services payable with respect to a decreased amount of Further Additional Rent received by Registrant in 1995 and an increase in interest expense on the Mortgage Loan due mainly to the increase in the rate of interest for such Mortgage Loan. In addition, there was a decrease in amortization of mortgage refinancing costs. See Notes 3, 4 and 5 of the Notes.

                   The amount of Additional Rent payable to Registrant is affected by the cycles in the New York City economy and the real estate rental market. It is difficult for Registrant to forecast when these markets will improve or deteriorate.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1996 as compared with the year ended December 31, 1995.

                   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage Loan balance at maturity. There are no changes anticipated in the short-term or long-term financial liquidity position of Registrant, other than the need to refinance the Mortgage Loan upon maturity. Registrant foresees no need to make material commitments for capital expenditures from its own resources while the Lease is in effect.

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

                                      PART III

         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 1996 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
         Partner:

                            Nature                     Principal      Date
                            of Family                  Occupation     Individual
                            Relation- Business         and            became
 Name                 Age   ship      Experience       Employment     Partner

 Donald A. Bettex     66    None      Attorney-at-Law  Retired former    1983
                                                       Senior Partner
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors
                                                       at-Law

 Ralph W. Felsten     70    None      Attorney-at-Law  Retired former    1984
                                                       Senior Partner
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 Stanley Katzman      64    None      Attorney-at-Law  Senior Partner    1988
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 Thomas N. Keltner,
  Jr.                 50    None      Attorney-at-Law  Senior Partner    1996
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 John L. Loehr         60   None      Attorney-at-Law  Senior Partner    1996
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

                            Nature                     Principal      Date
                            of Family                  Occupation     Individual
                            Relation- Business         and            became
 Name                 Age   ship      Experience       Employment     Partner


 Peter L. Malkin      63    None      Attorney-at-Law  Senior Partner 1970
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 Richard A. Shapiro   51    None      Attorney-at-Law  Senior Partner 1996
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

                   As stated above, five of the Partners are also current members of Counsel and the other two Partners are now retired former members of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Regis-trant, Lessee and certain of their respective affiliates.

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

                   Ralph W. Felsten is a joint venturer in 250 West 57th St. Associates.

                   Stanley Katzman is a joint venturer in 250 West 57th St. Associates; and a general partner in Empire State Building Associates, Navarre-500 Building Associates and Garment Capitol Associates.

                   John L. Loehr is a general partner in Empire State Building Associates and Garment Capitol Associates.

                   Peter L. Malkin is a joint venturer in 250 West 57th St. Associates; and a general partner in Empire State Building Associates, Navarre-500 Building Associates and Garment Capitol Associates.

         Item 11.  Executive Compensation.

                   As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

                   No remuneration was paid during the current fiscal year ended December 31, 1996 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and disbursements, fees of $24,000 per annum plus 10% of all distributions to Participants in any year in excess of the amount representing an annual return of 14% on the Participants' re-maining cash investment in Registrant (which remaining cash investment, at December 31, 1996, was equal to the Participant's original cash investment of $7,000,000). Pursuant to such fee arrangements, Registrant paid Counsel a total of $236,528 (con-sisting of $24,000 as an annual basic payment for supervisory services and $212,528 as an additional payment for supervisory services) during the fiscal year ended December 31, 1996. The supervisory services included preparing of reports and related documentation required by the Securities and Exchange Commission, monitoring of all areas of federal and local securities law compliance, preparing certain financial reports, as well as the supervising of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, five of the Partners are also members of Counsel.


         Item 12. Security Ownership of Certain Beneficial Owners and Management.

                   (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1996, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                   (b) At December 31, 1996, the Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following
         Participations:

                            Name and Address      Amount of       Percent
                              of Beneficial       Beneficial        of
         Title of Class          Owners           Ownership        Class

         Participations     Donald A. Bettex      $ 5,000.00      .071%
         in Partnership     700 Park Avenue
         Interests          New York, NY 10021

                            Name and Address       Amount of      Percent
                              of Beneficial        Beneficial       of
         Title of Class          Owners            Ownership       Class

         Participations     Thomas N. Keltner, Jr. $ 2,500.00     .036%
         in Partnership     1111 Park Avenue
         Interests          New York, NY 10128

                            John L. Loehr          $ 5,000.00     .071%
                            286 Alpine Circle
                            River Vale, NJ  07675

                            Peter L. Malkin        $40,833.34     .583%
                            21 Bobolink Lane
                            Greenwich, CT 06830


                   At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

                   Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $55,714.29 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Isabel Malkin, the wife of Peter L. Malkin, owned individually and beneficially $35,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Richard A. Shapiro owned of record as custodian a $5,000 Participation. Mr. Shapiro disclaims any beneficial ownership of such Participation.

                             (c)  Not applicable.


         Item 13.  Certain Relationships and Related Transactions.

                   (a) As stated in Items 1 and 10 hereof, Messrs. Bettex, Felsten, Katzman, Keltner, Loehr, Malkin, and Shapiro are the seven Partners in Registrant and also act as agents for Participants in their respective partnership interests therein. Mr. Malkin is also among the partners in Lessee. As a consequence of one of the seven Partners being a partner in Lessee and five of the seven Partners being members of Counsel (which represents Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective Participating Agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on the Participants' behalf. Such transactions, among others, include modification and extension of the Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                   See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 1996, Mr. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Mr. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is a Partner in Counsel, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

                   Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which five of the Partners are among the members. The respective interests of each Partner in any remuneration paid or given by Registrant to Counsel arises solely from such Partner's ownership of an interest in Counsel. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

                   (b)  Reference is made to paragraph (a) above.

                   (c)  Not applicable.

                   (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated March 18, 1997.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 23, 1997.

                   Balance Sheets at December 31, 1996 and at December 31, 1995 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1996, 1995 and 1994. (Exhibit B).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1996 (Exhibit C-1).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1995 (Exhibit C-2).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1994 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1996, 1995 and 1994 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1996, 1995 and 1994.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1996 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

                                          March 18, 1997

60 East 42nd St. Associates
New York, N. Y.

We consent to the use of our independent accountants' report dated January 23,

1997 covering our audits of the accompanying financial statements of 60 East

42nd St. Associates in connection with and as part of your December 31, 1996 annual report (Form 10-K) to the Securities and Exchange Commission.





                                          Jacobs Evall & Blumenfeld LLP
                                          Certified Public Accountants

                           INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 60 East 42nd St. Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of 60 East 42nd St. Associates as of December 31, 1996 and 1995 and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1996, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




                                    Jacobs Evall & Blumenfeld LLP
                                    Certified Public Accountants

New York, N. Y.
January 23, 1997

                                                                     EXHIBIT A
                                60 EAST 42nd ST. ASSOCIATES

                                      BALANCE SHEETS


                                       A S S E T S

                                                           December 31,
                                                  1996                      1995
Current Assets:
  Cash in Fleet Bank                                 $       677               $       677
  Cash in distribution account held
   by Wien, Malkin & Bettex LLP (Note 9)                  87,202                    87,202
        TOTAL CURRENT ASSETS...........                   87,879                    87,879

Real Estate (Notes 2a and 3):
  Land.................................                7,240,000                 7,240,000
  Buildings............................ $16,960,000                $16,960,000
    Less: Accumulated depreciation.....  16,960,000         -       16,960,000        -
  Building improvements................   1,574,135                  1,574,135
    Less: Accumulated depreciation.....   1,574,135         -        1,574,135        -

Other Assets:
  Mortgage refinancing costs, less
   accumulated amortization of
   $55,457 in 1996 and $30,681
   in 1995 (Note 2b)...................                  194,065                   218,841

        TOTAL ASSETS...................              $ 7,521,944               $ 7,546,720

                         LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Note 3)....              $12,020,814               $12,020,814

        TOTAL LIABILITIES..............               12,020,814                12,020,814

Partners' Capital Deficit (Exhibit C)..               (4,498,870)               (4,474,094)

        TOTAL LIABILITIES AND
         PARTNERS' CAPITAL DEFICIT.....              $ 7,521,944               $ 7,546,720









                       See accompanying notes to financial statements.

                                                                     EXHIBIT B

                                60 EAST 42nd ST. ASSOCIATES

                                    STATEMENTS OF INCOME


                                                            Year ended December 31,

                                                         1996         1995         1994
Revenue:

  Rent income, from a related party (Note 4)....      $4,193,117   $3,707,570   $4,378,687

Expenses:

  Interest on mortgage (Note 3).................       1,063,842    1,063,842    1,061,738

  Supervisory services, to a related party
   (Note 5).....................................         236,528      187,973      226,713

  Amortization of mortgage refinancing costs
   (Note 2b)....................................          24,776       24,776       39,009

                                                       1,325,146    1,276,591    1,327,460


            NET INCOME, CARRIED TO PARTNERS'
             CAPITAL DEFICIT (NOTE 8)...........      $2,867,971   $2,430,979   $3,051,227



Earnings per $10,000 participation unit, based
 on 700 participation units outstanding during
 each year......................................      $    4,097   $    3,473   $    4,359



















                       See accompanying notes to financial statements.

                                                                     EXHIBIT C-1

                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 1996

                                                                               Partners'
                                Partners'                                   capital deficit
                             capital deficit    Share of                      December 31,
                             January 1, 1996   net income   Distributions         1996

Stanley Katzman Group.......   $  (639,156)    $  409,710    $  413,250       $  (642,696)


John L. Loehr Group
 (formerly Melvin H.
  Halper Group).............      (639,156)       409,710       413,250          (642,696)


Richard A. Shapiro Group
 (formerly C . Michael
  Spero Group)..............      (639,156)       409,710       413,249          (642,695)


Donald A. Bettex Group......      (639,156)       409,710       413,249          (642,695)


Peter L. Malkin Group.......      (639,156)       409,710       413,250          (642,696)


Ralph W. Felsten Group......      (639,157)       409,710       413,249          (642,696)


Thomas N. Keltner Jr.
 Group (formerly
 Martin D. Newman Group)....      (639,157)       409,711       413,250          (642,696)

                               $(4,474,094)    $2,867,971    $2,892,747       $(4,498,870)
















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

                                                                     EXHIBIT D

                                    60 EAST 42nd ST. ASSOCIATES

                                     STATEMENTS OF CASH FLOWS

                                                             Year ended December 31,
                                                          1996         1995         1994
Cash flows from operating activities:
  Net income......................................    $ 2,867,971  $ 2,430,979  $ 3,051,227
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Payment of mortgage refinancing costs........           -            -        (249,522)
     Amortization of mortgage refinancing
      costs (Note 2b).............................         24,776       24,776       39,009
     Change in accrued interest payable...........           -         (88,653)         705

             Net cash provided by
              operating activities................      2,892,747    2,367,102    2,841,419


Cash flows from financing activities:
  Cash distributions..............................     (2,892,747)  (2,455,755)  (2,804,412)
  Proceeds from refinancing first mortgage........           -            -      12,020,814
  Principal payments on long-term debt............           -            -     (12,061,506)

             Net cash used in financing
              activities..........................     (2,892,747)  (2,455,755)  (2,845,104)

             Net change in cash...................           -         (88,653)      (3,685)

Cash, beginning of year...........................         87,879      176,532      180,217

             CASH, END OF YEAR....................    $    87,879  $    87,879  $   176,532




Supplemental disclosure of cash flow information:

                                                          1996        1995         1994
  Cash paid for:
    Interest......................................    $ 1,063,842  $ 1,152,495  $1,061,032












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

        Mortgage refinancing costs of $249,522, incurred in connection with the October 6, 1994 refinancing of the first mortgage payable (see Note 3), are being charged to income ratably over the 10 year and 26 day term of the mortgage, from October 6, 1994 through October 31, 2004. Such costs include payments of $95,600 to the firm of Wien, Malkin & Bettex LLP, a related party (see Note 5). Such costs also include a payment of $60,100 to the firm of W & M Properties, Inc. ("W&M"); the principal stockholders in W&M are also participants in Associates.

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

    Principal payments required to be made on long-term debt are as follows:

        Year ending December 31, 2004 (payable in full,
         October 31, 2004)......................................$12,020,814


4.  Related Party Transactions - Rent Income

    Rent income for the years ended December 31, 1996, 1995 and 1994, totaling $4,193,117, $3,707,570 and $4,378,687, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

                                         1996            1995            1994

       Basic rent income............. $1,087,842      $1,087,842      $1,122,040
       Advance of additional rent....  1,053,800       1,053,800       1,053,800
       Further additional rent.......  2,051,475       1,565,928       2,202,847
                                      $4,193,117      $3,707,570      $4,378,687

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

    rent will be modified and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgage, the basic rent shall be equal to the sum of $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to the refinancing.

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


5.  Related Party Transactions - Supervisory Services

    Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 1996, 1995 and 1994, totaling $236,528, $187,973 and $226,713, respectively, were paid to the firm of Wien, Malkin & Bettex LLP. Some members of that firm are partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.


6.  Number of Participants

    There were approximately 725 participants in the participating groups at December 31, 1996, 1995 and 1994.

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


8.  Distributions and Amount of Income per $10,000 Participation Unit

    Distributions and amount of income per $10,000 participation unit during the years 1996, 1995 and 1994, based on 700 participation units outstanding during each year, consisted of the following:

                                                     Year ended December 31,
                                                 1996        1995         1994

            Income........................      $4,097      $3,473       $4,006
            Return of capital.............          35          35         -
                  TOTAL DISTRIBUTIONS.....      $4,132      $3,508       $4,006


    Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.



9.  Concentration of Credit Risk

    Associates maintains cash balances in a bank and in a distribution account held by Wien, Malkin & Bettex LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1996 was completely insured. The distribution account held by Wien, Malkin & Bettex LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 1997.

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

                                                                    SCHEDULE III
                                  60 EAST 42nd ST. ASSOCIATES

                            Real Estate and Accumulated Depreciation
                                        December 31, 1996

Column

  A     Description              Land, buildings and building
                                  improvements situated at
                                  60 East 42nd Street and
                                  301 Madison Avenue, New York, N.Y.

  B     Encumbrances - Morgan Guaranty Trust Company of New York,
                        as trustee of a pension trust
          Balance at December 31, 1996....................................  $12,020,814

  C     Initial cost to company
          Land............................................................  $ 7,240,000

          Buildings.......................................................  $16,960,000

  D     Cost capitalized subsequent to acquisition
          Building improvements...........................................  $ 1,574,135

          Carrying costs..................................................  $   None

  E     Gross amount at which carried at
         close of period
           Land...........................................................  $ 7,240,000
           Buildings and building improvements............................   18,534,135

           Total..........................................................  $25,774,135(a)


  F     Accumulated depreciation..........................................  $18,534,135(b)

  G     Date of construction                                           1930

  H     Date acquired                                       October 1, 1958

  I     Life on which depreciation in latest
         income statements is computed                       Not applicable

     (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1996, December 31, 1995 and December 31, 1994. The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)    Accumulated depreciation
              Balance at January 1, 1994                      $18,534,135
                Depreciation:
                  F/Y/E 12/31/94                      None
                        12/31/95                      None
                        12/31/96                      None        None

              Balance at December 31, 1996                    $18,534,135

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


         Date:  April 7, 1997


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  April 7, 1997













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

         3(b)         Amended Business Certificate of
                      Registrant filed with the Clerk of New
                      York County on June 10, 1996, reflecting a change in the Partners of Registrant.

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

         Number                     Document                       Page*

         13(a)        Letter to Participants, dated
                      April 5, 1997 and supplementary
                      financial reports for the fiscal year
                      ended December 31, 1996.  The foregoing
                      material shall not be deemed to be
                      "filed" with the Commission or
                      otherwise subject to the liabilities of
                      Section 18 of the Securities Exchange
                      Act of 1934.

          13(b) Letter to Participants, dated November 30, 1996 and accompanying financial reports for the lease year ended September 30, 1996. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of
                      Section 18 of the Securities Exchange
                      Act of 1934.

             25 Power of Attorney dated August 6, 1996 between Donald A. Bettex, Ralph W. Felsten, John L. Loehr, Stanley Katzman, Peter L. Malkin, Thomas N. Keltner, Jr., and Richard A. Shapiro as Partners of Registrant and Stanley Katzman and Richard A. Shapiro, which was filed as Exhibit 25 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and is incorporated by reference as an exhibit hereto.

             27       Financial Data Schedule of Registrant
                      for the fiscal year ended December 31,
                      1996.












         ______________________
         *   Page references are based on a sequential numbering system.