Form 10-Q
period 1997-03-31
60 EAST 42ND STREET ASSOCIATES
filed 1997-05-14
CIK 90794

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended March 31, 1997

					 or

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


	       An Exhibit Index is located on Page 13 of this Report.
	       Number of pages (including exhibits) in this filing: 13




		      PART I.  FINANCIAL INFORMATION                       2.

    Item 1.  Financial Statements

			   60 East 42nd St. Associates
			  Condensed Statement of Income
				 (Unaudited)


					  For the Three Months Ended
						  March 31,
					      1997          1996
Rent Income:

Basic rent, from a related
  party (Note B)                         $  271,960     $  271,960
Additional rent from a
  related party (Note B)                    263,450        263,450
					 ----------     ----------

    Total rent income                       535,410        535,410
					 ----------     ----------
Expenses:

Interest on mortgage (Note B)               265,960       265,960
Supervisory services, to a
  related party (Note C)                      7,845         7,845
Amortization of mortgage
  refinancing costs                           6,194         6,194
					 ----------    ----------

    Total expenses                          279,999       279,999
					 ----------    ----------

Net income                               $  255,411    $  255,411
					 ==========    ==========

Earnings per $10,000 participation
  unit, based on 700 participation
  units outstanding during the year      $   364.87    $   364.87
					 ==========    ==========

Distributions per $10,000
  participation:

Distributions per $10,000 parti-
  cipation consisted of the
  following:

  Income                                 $   364.87    $   364.87

  Return of capital                            8.85          8.85
					 ----------    ----------

    Total distributions                  $   373.72    $   373.72
					 ==========    ==========

    At March 31, 1997 and 1996, there were $7,000,000 of participations outstanding.

									   3.
			     60 East 42nd St. Associates
				Condensed Balance Sheet
				     (Unaudited)

					     March 31, 1997   December 31, 1996
Assets
Current assets:
  Cash                                         $    87,879         $    87,879
						 ---------         -----------
  Total current assets                              87,879              87,879

Real estate
  Land                                           7,240,000           7,240,000
  Buildings and Building Improvements           18,534,135          18,534,135
      Less, allowance for depreciation          18,534,135          18,534,135
					       -----------         -----------
						       -0-                 -0-
Mortgage refinancing costs                         249,522             249,522
      Less, allowance for amortization              61,651              55,457
					       ------------        -----------
						   187,871             194,065
					       -----------         -----------
Total assets                                   $ 7,515,750         $ 7,521,944
					       ===========         ===========
Liabilities and Capital

  Long-term debt                                12,020,814          12,020,814

  Capital
  Capital deficit, January 1,                   (4,498,870)         (4,474,094)
    Add, Net income:
    January 1, 1997 through March 31, 1997         255,411                 -0-
    January 1, 1996 through December 31, 1996          -0-           2,867,971
					       -----------         -----------
						(4,243,459)         (1,606,123)
					       -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1997 through March 31, 1997         261,605                -0-
    January 1, 1996 through December 31, 1996          -0-           1,046,420
  Distribution on November 30, 1996 of
    Additional Rent for the lease year
     ended September 30, 1996                          -0-           1,846,327
					       -----------         -----------
  Total distributions                              261,605           2,892,747
					       -----------         -----------
Capital (deficit)
    March 31, 1997                              (4,505,064)                -0-
    December 31, 1996                                  -0-          (4,498,870)
					       -----------         -----------
  Total liabilities and capital:
	March 31, 1997                         $ 7,515,750                 -0-
	December 31, 1996                              -0-         $ 7,521,944
					       ===========         ===========

								    4.
			60 East 42nd St. Associates
		    Condensed Statements of Cash Flows
			       (Unaudited)



					    January 1, 1997     January 1, 1996
						through             through
					     March 31, 1997      March 31, 1996


 Cash flows from operating activities:
   Net income                                   $   255,411        $   255,411
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                            6,194              6,194
						-----------        -----------

   Net cash provided by operating
     activities                                     261,605            261,605
						-----------        -----------

 Cash flows from financing activities:
   Cash distributions                              (261,605)          (261,605)
						-----------        -----------

     Net cash used in financing
       activities                                  (261,605)          (261,605)
						-----------        -----------
     Net increase (decrease) in cash                    -0-                -0-

     Cash, beginning of quarter                      87,879             87,879
						-----------        -----------
     Cash, end of quarter                       $    87,879        $    87,879
						===========        ===========


					     January 1, 1997    January 1, 1996
						  through            through
					      March 31, 1997     March 31, 1996


       Cash paid for:
	  Interest                              $   265,960        $   265,960
						===========        ===========

	 60 East 42nd St. Associates                                     5.

	 March 31, 1997


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

		   Registrant is a New York partnership which was organized on September 25, 1958 and which owns fee title to the Lincoln Building and the land thereunder, located at 60 East 42nd Street, New York, New York 10165 (the "Property"). Registrant's partners are Donald A. Bettex, Ralph W. Felsten, Stanley Katzman, Peter L. Malkin, John L. Loehr, Richard A. Shapiro and Thomas N. Keltner, Jr., (collectively the "Partners"), each of whom also acts as an agent for holders of participations (the "Participants") in their respective partnership interests in Registrant.

		   Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, Mr. Malkin. Five of the seven Partners in Registrant are also current members, and two are retired, former members, of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

		   The Lease, as modified, provides that Lessee is required to pay Registrant:

	 60 East 42nd St. Associates                                     6.

	 March 31, 1997


		   (i) an annual basic rent of $1,087,842 (the "Basic Rent"), which is equal to the sum of $1,063,842, the constant annual charges on the first mortgage calculated in accordance with the terms of the Lease, plus $24,000 for supervisory services payable to Counsel.

		  (ii) (A) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the lease year or (y) $1,053,800 and (B) further additional rent (the "Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

		 (iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at the annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess.

		   Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September
	 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1996 was $2,051,475. After payment of $205,148 to Counsel as an additional payment for supervisory services, the balance of $1,846,327 was distributed to the Participants on November 30, 1996.

		   A refinancing of the existing first mortgage loan on the Property, in the original principal amount of $12,020,814, was closed on October 6, 1994 (the "Mortgage"). Annual Mortgage charges are $1,063,842, payable in equal monthly installments of $88,654, representing interest only at the rate of 8.85% per annum. The Mortgage will mature on October 31, 2004 and is prepayable in whole after October 6, 1995 with a penalty providing interest protection to the mortgagee. The Mortgage is prepayable in whole without penalty during the 90-day period prior to its maturity date.

	 60 East 42nd St. Associates                                     7.

	 March 31, 1997


		   The refinancing costs were capitalized by Registrant and are being expensed ratably during the period of the mortgage extension from October 6, 1994 to October 31, 2004.

		   If the Mortgage is modified, upon the first refinancing which would result in an increase in the amount of the outstanding principal balance of the mortgage, the Basic Rent shall be equal to the Wien & Malkin LLP annual supervisory fee of $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to such refinancing. If there are subsequent refinancings which result in an increase in the amount of the outstanding principal balance of the mortgage, the principal balance referred to above shall be reduced by the amount of the mortgage amortization payable from Basic Rent subsequent to the first refinancing.

	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining original cash investment (the "Additional Payment"). At March 31, 1997, such remaining original cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

		   No remuneration was paid during the three month period ended March 31, 1997 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $6,000 of the Basic Payment and $1,845 on account of the Additional Payment for supervisory services for the three month period ended March 31, 1997.

		   The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

	 60 East 42nd St. Associates                                     8.

	 March 31, 1997


		   Reference is made to Note B for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 1997, Mr. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is currently a member of Counsel, by reason of their respective partnership interests in Counsel, are entitled to receive their pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Lessee.

		   As of March 31, 1997, the Partners owned of record and beneficially an aggregate $53,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein.

		   In addition, as of March 31, 1997, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

		   Peter L. Malkin owned of record, as trustee or co-trustee, an aggregate of $55,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Isabel Malkin, the wife of Peter L. Malkin, individually and beneficially, owned $35,000 of Participations.
		   Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Richard A. Shapiro owned of record, as custodian, $5,000 of Participations. Mr. Shapiro disclaims any beneficial ownership of such Participations.

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

		   As stated in Note B, Registrant was organized solely for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay from Basic
	 Rent the annual mortgage charges due under the Mortgage and the Basic Payment to Counsel for supervisory services. The balance of such Basic Rent is distributed to the Participants. Additional
	 Rent and Further Additional Rent are distributed to the Participants after the Additional Payment to Counsel. See Note C of Item 1 above. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance

	 60 East 42nd St. Associates                                     9.

	 March 31, 1997


	 and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		   Registrant does not pay dividends. During the three month period ended March 31, 1997, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
	 (i) the cycles in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Item 4 of Other Information. It is difficult for management to forecast whether the New York City real estate market will improve or deteriorate over the next few years.

		   On November 30, 1996, Registrant made an additional distribution of $2,637.61 for each $10,000 participation. Such distribution represented the balance of Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after deducting the Additional Payment to Counsel.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

	      Total income remained the same for the three month period ended March 31, 1997, as compared with the three month period ended March 31, 1996. Total expenses remained the same for the three month period ended March 31, 1997, as compared with the three month period ended March 31, 1996.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1997, as compared with the three month period ended March 31, 1996.

	 60 East 42nd St. Associates                                    10.

	 March 31, 1997


		   No amortization payments are due under the Mortgage to fully satisfy the outstanding principal balance at maturity, and furthermore, the Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Building continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity. Registrant foresees no need to make material commitments for capital expenditures while the Lease is in effect.

		   Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the partners in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commit-ments for capital expenditures while the Lease is in effect.

				      Inflation

		   Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1996, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.


	 PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings.

		   There are no material pending legal proceedings to which Registrant is a party.


	 Item 4.   Submission of Matters to a Vote of Participants.

		   The Partners are in the process of preparing a solicitation of consents of the Participants to consider certain governance issues, including the designation of additional
	 Successor Agents, and certain operations issues, including the granting to the Partners the authority, in consideration of the undertaking by Lessee of certain improvements to the Property and an increase in Basic Rent and Primary Additional Rent, to grant to Lessee two lease extension periods. A portion of the costs of the proposed improvement program would be shared between Registrant and Lessee but the details of this proposal are not yet complete.

	 60 East 42nd St. Associates                                    11.

	 March 31, 1997


	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a)  None.

		   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

	 60 East 42nd St. Associates                                    12.

	 March 31, 1997


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


	 Date:  May 13, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


	 By  /s/ Stanley Katzman
	     Stanley Katzman, Attorney-in-Fact*


	 Date:  May 13, 1997











	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.

	 60 East 42nd St. Associates                                    13.

	 March 31, 1997


				    EXHIBIT INDEX


	 Number                     Document                       Page*

	 25 Power of Attorney dated August 6, 1996, which was filed as Exhibit 25 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 and is incorporated by reference as an exhibit hereto.





































	 ______________________
	 *   Page references are based on a sequential numbering system.