Form 10-Q
period 1997-06-30
60 EAST 42ND STREET ASSOCIATES
filed 1997-08-15
CIK 90794

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended June 30, 1997

					 or

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


				 For the Three Months       For the Six Months
				    Ended June 30,            Ended June 30,
				    1997      1996            1997      1996
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
				  ========   ========      =========   =========

    At June 30, 1997 and 1996, there were $7,000,000 of participations outstanding.


									 3.
			  60 East 42nd St. Associates
			     Condensed Balance Sheet
				  (Unaudited)

					      June 30, 1997   December 31, 1996
Assets
Current assets:
  Cash                                         $    87,879         $    87,879
					       -----------         -----------
  Total current assets                              87,879              87,879

Real estate
  Land                                           7,240,000           7,240,000
  Buildings and Building Improvements           18,534,135          18,534,135
      Less, allowance for depreciation          18,534,135          18,534,135
					       -----------         -----------
						 7,240,000           7,240,000
Mortgage refinancing costs                         249,522             249,522
      Less, allowance for amortization              67,845              55,457
					       ------------        -----------
						   181,677             194,065
					       -----------         -----------
Total assets                                   $ 7,509,556         $ 7,521,944
					       ===========         ===========
Liabilities and Capital

  Long-term debt                                12,020,814          12,020,814

  Capital
  Capital deficit, January 1,                   (4,498,870)         (4,474,094)
    Add, Net income:
    January 1, 1997 through June 30, 1997          510,822                 -0-
    January 1, 1996 through December 31, 1996          -0-           2,867,971
					       -----------         -----------
						(3,988,048)         (1,606,123)
					       -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1997 through June 30, 1997          523,210                -0-
    January 1, 1996 through December 31, 1996          -0-           1,046,420
  Distribution on November 30, 1996 of
    Additional Rent for the lease year
     ended September 30, 1996                          -0-           1,846,327
					       -----------         -----------
  Total distributions                              523,210           2,892,747
					       -----------         -----------
Capital (deficit)
    June 30, 1997                               (4,511,258)                -0-
    December 31, 1996                                  -0-          (4,498,870)
					       -----------         -----------
  Total liabilities and capital:
	June 30, 1997                          $ 7,509,556                 -0-
	December 31, 1996                              -0-         $ 7,521,944
					       ===========         ===========


								    4.
			60 East 42nd St. Associates
		    Condensed Statements of Cash Flows
			       (Unaudited)



					    January 1, 1997     January 1, 1996
						through             through
					      June 30, 1997       June 30, 1996

 Cash flows from operating activities:
   Net income                                  $  510,822          $  510,822
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                         12,388              12,388
						---------           ---------

   Net cash provided by operating
     activities                                   523,210             523,210
						---------           ---------

 Cash flows from financing activities:
   Cash distributions                            (523,210)           (523,210)
						---------           ---------

     Net cash used in financing
       activities                                (523,210)           (523,210)
						---------           ---------
     Net increase (decrease) in cash                  -0-                 -0-

     Cash, beginning of quarter                    87,879              87,879
						---------           ---------
     Cash, end of quarter                       $  87,879           $  87,879
						=========           =========


					   January 1, 1997     January 1, 1996
						through             through
					     June 30, 1997       June 30, 1996


       Cash paid for:
	  Interest                              $ 531,921           $ 531,921
						=========           =========
	 60 East 42nd St. Associates                                    5.
	 June 30, 1997





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

		   Registrant is a New York partnership which was organized on September 25, 1958 and which owns fee title to the Lincoln Building and the land thereunder, located at 60 East 42nd Street, New York, New York 10165 (the "Property"). Registrant's partners are Stanley Katzman, Peter L. Malkin, John L. Loehr, Thomas N. Keltner, Jr. and Richard A. Shapiro (collectively, the "Partners"), each of whom also acts as an agent for holders of participations (the "Participants") in their respective part-nership interests in Registrant. The current partners are also acting as trustees for the benefit of agents in the two groups formerly represented by former partners Donald A. Bettex and Ralph W. Felsten (the "Former Partners"). Their replacements are awaiting the results of an anticipated consent solicitation. See
	 Item 4.

	      Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose
	 partners consist of, among others, Mr. Malkin.   The Partners in
	 Registrant are current members and the Former Partners are retired, former members of the law firm of Wien & Malkin LLP,
	 60 East 42nd Street, New York, New York, counsel to Registrant and Lessee ("Counsel"). See Note C of this Item 1 ("Note C").
	 60 East 42nd St. Associates                                    6.
	 June 30, 1997





		   The Lease, as modified, provides that Lessee is required to pay Registrant:


		   (i) An annual basic rent of $1,087,842 (the "Basic Rent"), which is equal to the sum of $1,063,842, the constant annual charges on the first mortgage calculated in accordance with the terms of the Lease, plus $24,000 for supervisory services payable to Counsel.

		  (ii) (A) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the lease year or (y) $1,053,800 and (B) further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

		 (iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,8000, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess.

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

		   A refinancing of the existing first mortgage loan on the Property in the original principal amount of $12,020,814 was
	 closed on October 6, 1994 (the "Mortgage").  Annual Mortgage
	 charges are $1,063,842, payable in equal monthly installments of $88,654, representing interest only at the rate of 8.85% per
	 annum.  The Mortgage will mature on October 31, 2004 and is
	 prepayable in whole after October 6, 1995 with a penalty providing
	 60 East 42nd St. Associates                                    7.
	 June 30, 1997





	 interest protection to the mortgagee. The Mortgage is prepayable in whole without penalty during the 90-day period prior to its maturity date.

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

	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 1997, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

		   No remuneration was paid during the three and six month periods ended June 30, 1997 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $6,000 and $12,000, respectively, of the Basic Payment and $1,845 and $3,690 respectively, on account of the Additional Payment, for supervisory services for the three and six month periods ended June 30, 1997. The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the
	 60 East 42nd St. Associates                                    8.
	 June 30, 1997





	 Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		   Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 1997, Mr. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is currently a member of Counsel, by reason of their respective partnership interests in Counsel, are entitled to receive their share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Lessee.

		   As of June 30, 1997, the Partners and Former Partners owned of record and beneficially an aggregate $53,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein.

		   In addition, as of June 30, 1997, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:


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

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

		   As stated in Note B, Registrant was organized solely for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay from Basic
	 Rent the annual mortgage charges due under the Mortgage and the
	 60 East 42nd St. Associates                                    9.
	 June 30, 1997





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

		   Registrant does not pay dividends. During the three and six month periods ended June 30, 1997, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
	 (i) the cycles in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Item 4 of Other Information. It is difficult for management to forecast the New York City real estate market over the next few years.

		   On November 30, 1996, Registrant made an additional distribution of $2,637.61 for each $10,000 participation. Such distribution represented the balance of Further Additional Rent paid by Lessee in accordance with the terms of the Lease after deducting the Additional Payment to Counsel.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

	      Total income remained the same for the three and six
	      month periods ended June 30, 1997, as compared with
	      the three and six month periods ended June 30, 1996.
	      Total expenses remained the same for the three and six
	      month periods ended June 30, 1997, as compared with
	      the three and six month periods ended June 30, 1996.
	 60 East 42nd St. Associates                                   10.
	 June 30, 1997





			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and six month periods ended June 30, 1997, as compared with the three and six month periods ended June 30, 1996.

		   No amortization payments are due under the Mortgage to fully satisfy the outstanding principal balance at maturity, and furthermore, Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity.

		   Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the partners in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commitments for capital expenditures while the Lease is in effect.


				      Inflation

		   Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1996, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.


			     PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings.

		   The property of Registrant is the subject of the following material pending litigation:

		   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, on behalf of themselves and various partnerships, including Registrant,
	 60 East 42nd St. Associates                                   11.
	 June 30, 1997





	 against Helmsley-Spear, Inc. and Leona Helmsley. The filing of the action was accompanied by a motion for a Temporary Restraining Order and a Preliminary Injunction by which the plaintiffs sought the return of over $5,000,000 in Empire State Building Company funds which were being wrongfully held by Helmsley-Spear, Inc., an order preventing Leona Helmsley from further violations of the partnership agreements of the partnerships, and expedited discovery of Helmsley-Spear, Inc. and Leona Helmsley regarding the financial status of Helmsley-Spear, Inc. In their complaint, plaintiffs seek the same relief requested in the motion for a Temporary Restraining Order and Preliminary Injunction, as well as the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings owned by the partnerships on whose behalf the action was brought. Plaintiffs also seek an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. Justice Ira Gammerman ordered that argument on plaintiff's motion be heard June 24, and on the date ordered further argument on July 14, 1997. Defendants filed opposition papers to the motion for a Temporary Restraining Order and Preliminary Injunction on June 26 and cross-moved for arbitration on July 10. Plaintiffs filed reply papers on July 14, and defendants filed reply papers on their cross-motion for arbitration on July 26, 1997. Both motions are currently before the court. In addition, plaintiffs have served document requests on both defendants and notices of deposition on the officers of Helmsley-Spear, Inc. and Leona Helmsley.

	 Item 4.   Submission of Matters to a Vote of Participants.

		   The Partners are in the process of preparing a solicitation of consents of the Participants to consider certain governance issues, including the designation of additional Successor Agents.

	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a)  The exhibit hereto is being incorporated by
	 reference.
		   (b) Registrant filed a Form 8-K on July 1, 1997 reporting the commencement of a suit against Helmsely-Spear, Inc. and Leona M. Helmsley. See Item 1.
	 60 East 42nd St. Associates                                   12.
	 June 30, 1997






				     SIGNATURES

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


	 Date: August 15, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date:  August 15, 1997










	 ______________________
	    *   Mr. Katzman supervises accounting functions for
		Registrant.
	 60 East 42nd St. Associates                                   13.
	 June 30, 1997





				    EXHIBIT INDEX


	 Number                   Document                      Page*

	 25                  Power of Attorney dated
			     August 6, 1996 which was
			     filed as Exhibit 25 to
			     Registrant's Quarterly Report
			     on Form 10-Q for the period
			     ended June 30, 1996 and is
			     incorporated by reference as an
			     exhibit hereto.

































	 ______________________
	 *Page references are based on a sequential numbering system.