Form 10-Q
period 1997-09-30
60 EAST 42ND STREET ASSOCIATES
filed 1997-11-26
CIK 90794

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended September 30, 1997

					 or

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


	       An Exhibit Index is located on Page 14 of this Report.
	      Number of pages (including exhibits) in this filing: 14





	 {*DPath}



									 2.
			   PART I.  FINANCIAL INFORMATION

			     60 East 42nd St. Associates
			   Condensed Statements of Income
				    (Unaudited)




				  For the Three Months    For the Nine Months
				  Ended September 30,     Ended September 30,
				    1997        1996         1997       1996
Income:

Basic rent from a related
  party (Note B)                $  271,961  $  271,961   $ 815,881   $  815,881
Additional rent from a related
  party (Note B)                   263,450     263,450     790,350      790,350
Further additional rent
  income from a related
  party (Note B)                 2,110,080   2,051,475   2,110,080    2,051,475

				----------  ----------  ----------   ----------
    Total rent income            2,645,491   2,586,886   3,716,311    3,657,706
				----------  ----------  ----------   ----------
Expenses:

Interest on mortgage (Note B)      265,961     265,961     797,881      797,881
Supervisory services, to a
  related party (Note C)           214,099     212,993     229,789      228,683
Fees and Expenses                   47,545                  47,545
Amortization of mortgage
  refinancing costs                  6,194       6,194      18,582       18,582
				----------  ----------  ----------   ----------
    Total expenses                 533,799     485,148   1,093,797    1,045,146
				----------  ----------  ----------   ----------
Net income                      $2,111,692  $2,101,738  $2,622,514   $2,612,560
				==========  ==========  ==========    ==========

Earnings per $10,000 participa-
  tion unit, based on 700 parti-
  cipation units outstanding
  during the year                $3,016.70   $3,002.48   $3,746.45    $3,732.23
				 =========   =========   =========    =========
Distributions per $10,000 parti-
  cipation consisted of the
  following:

  Income                         $3,016.70   $3,002.48   $3,746.45    $3,732.23
  Increase (Decrease) in
    capital deficit              (2,642.98)  (2,628.76)  (2,625.29)   (2,611.07)
				 ---------   ---------    ---------  ----------
    Total distributions          $  373.72   $  373.72   $1,121.16    $1,121.16
				 =========   =========   =========    =========

    At September 30, 1997 and 1996, there were $7,000,000 of participations outstanding.



			  60 East 42nd St. Associates                       3.
			     Condensed Balance Sheet
				  (Unaudited)

					 September 30, 1997   December 31, 1996
Assets
Current assets:
  Cash                                         $    87,879         $    87,879
Further Additional Rent Due
 from a related party (Note B)                   2,110,080                 -0-
						----------          ----------
  Total current assets                           2,197,959              87,879
Real estate
  Land                                           7,240,000           7,240,000
  Buildings and Building Improvements           18,534,135          18,534,135
      Less, allowance for depreciation          18,534,135          18,534,135
					       -----------         -----------
						       -0-                 -0-
Mortgage refinancing costs                         249,522             249,522
      Less, allowance for amortization              74,039              55,457
					       ------------          ---------
						   175,483             194,065
					       -----------         -----------
Total assets                                   $ 9,613,442         $ 7,521,944
					       ===========         ===========
Liabilities and Capital
Current Liabilities:
  Accrued Supervisory fees, to
  a related party (Note C)                     $   206,254                 -0-
Accrued Fees and Expenses                           47,545                 -0-
					       -----------         -----------
  Total Current Liabilities                    $   253,799                 -0-

  Long-term debt                               $12,020,814         $12,020,814
  Capital
  Capital deficit, January 1,                   (4,498,870)         (4,474,094)
    Add, Net income:
    January 1, 1997 through September 30, 1997   2,622,514                 -0-
    January 1, 1996 through December 31, 1996          -0-           2,867,971
					       -----------         -----------
						(1,876,356)         (1,606,123)
					       -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1997 through September 30, 1997     784,815                 -0-
    January 1, 1996 through December 31, 1996          -0-           1,046,420
  Distribution on November 30, 1996 of
    Additional Rent for the lease year
     ended September 30, 1996                          -0-           1,846,327
					       -----------         -----------
  Total distributions                              784,815           2,892,747
					       -----------         -----------
Capital (deficit)
    September 30, 1997                          (2,661,171)                -0-
    December 31, 1996                                  -0-          (4,498,870)
					       -----------         -----------
  Total liabilities and capital:
    September 30, 1997                         $ 9,613,442
    December 31, 1996                          ===========         $ 7,521,944
								   ===========



									   4.
			   60 East 42nd St. Associates
		       Condensed Statements of Cash Flows
				   (Unaudited)

					    January 1, 1997     January 1, 1996
						    through             through
					 September 30, 1997  September 30, 1996


 Cash flows from operating activities:
   Net income                                    $2,622,514         $2,612,560
 Adjustments to reconcile net income
   to cash provided by operating
   activities:
   Amortization of mortgage refinancing
     costs                                           18,582             18,582
   Change in accrued expenses                       253,799             55,148
   Change in additional rent due                 (2,110,080)        (1,901,475)
						 ----------         ----------

   Net cash provided by operating
     activities                                     784,815            784,815
						 ----------         ----------

 Cash flows from financing activities:
   Cash distributions                              (784,815)          (784,815)
						 ----------         ----------

   Net cash used in financing
     activities                                    (784,815)          (784,815)
						 ----------         ----------
   Net increase (decrease) in cash                      -0-                -0-

 Cash, beginning of quarter                          87,879             87,879
						 ----------         ----------
 Cash, end of quarter                            $   87,879         $   87,879
						 ==========         ==========


					     January 1, 1997    January 1, 1996
						     through            through
					  September 30, 1997 September 30, 1996


 Cash paid for:
   Interest                                      $  797,881         $  797,881
						 ==========         ==========

	 60 East 42nd St. Associates                                     5.
	 September 30, 1997


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

		   Registrant is a New York partnership which was organized on September 25, 1958 and which owns fee title to the Lincoln
	 Building and the land thereunder, located at 60 East 42nd Street, New York, New York 10165 (the "Property"). Registrant's partners are Stanley Katzman, Peter L. Malkin, John L. Loehr, Thomas N.
	 Keltner, Jr. and Richard A. Shapiro (collectively, the
	 "Partners"), each of whom also acts as an agent for holders of participations (the "Participants") in their respective part-nership interests in Registrant. The current partners were also acting as trustees for the benefit of agents in the two groups formerly represented by former partners Donald A. Bettex and Ralph W. Felsten (the "Former Partners"). Their replacements were awaiting the results of a consent solicitation requesting, among other things, the appointment of additional successor agents. On September 4, 1997, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION
	 OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization concerning certain governance issues, including the designation of additional successor agents. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as
	 Schedule 14-A on September 4, 1997, and is incorporated herein by reference. Subsequently, on September 25, 1997, the Partners mailed to the non-responding Participants a request for a response to the solicitation of consent. On October 31, 1997 the Partners

	 60 East 42nd St. Associates                                     6.
	 September 30, 1997


	 mailed a notification that the required consents for the Agent succession had been received but other matters were still pending requiring a response. These letters were filed as additional material with the Securities and Exchange Commission on Schedule A-14A on September 25, 1997 and October 31, 1997, respectively, and are incorporated herein by reference. The Partners have received the requisite number of consents, and the appointment of Anthony E. Malkin and Scott D. Malkin as successor partners in place of Messrs. Bettex and Felsten is effective as of November 2, 1997. See Item 4.

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

		 (iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess.
	 60 East 42nd St. Associates                                     7.
	 September 30, 1997


		   Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending
	 September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1997 was $2,110,080. After the payment of $47,545 for fees and expenses in connection with the September 4, 1997 Consent Solicitation Program and $206,254 to Counsel as an additional payment for supervisory services, the balance of $1,856,281 will be distributed to the Participants on December 2, 1997.

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

	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 1997, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

	 60 East 42nd St. Associates                                     8.
	 September 30, 1997


		   No remuneration was paid during the three and nine month periods ended September 30, 1997 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $6,000 and $18,000, respectively, of the Basic Payment and $1,845 and $5,535 respectively, on account of the Additional Payment, for supervisory services for the three and nine month periods ended September 30, 1997. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		   Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 1997, Mr. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is currently a member of Counsel, by reason of their respective partnership interests in Counsel, are entitled to receive their share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Lessee.

		   As of September 30, 1997, the Partners and Former Partners owned of record and beneficially an aggregate $53,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein.

		   In addition, as of September 30, 1997, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

		   Peter L. Malkin owned of record as trustee or co-trustee, an aggregate of $55,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	 60 East 42nd St. Associates                                     9.
	 September 30, 1997


		   Isabel Malkin, the wife of Peter L. Malkin, individually and beneficially, owned $35,000 of Participations.
		   Mr. Malkin disclaims any beneficial ownership of such Participations.

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

		   Registrant does not pay dividends. During the three and nine month periods ended September 30, 1997, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

		   On December 2, 1997, Registrant will make an additional distribution of $2,651.83 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after payment of fees and expenses for the consent solicitation and Additional Payment to counsel. See Notes B and C.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.
	 The amount of Overage Rent payable to Registrant is affected by
	 (i) the cycles in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program

	 60 East 42nd St. Associates                                    10.
	 September 30, 1997


	 described herein under Item 4 of Other Information. It is difficult for management to forecast the New York City real estate market over the next few years.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

	      Total income increased for the three and nine month periods ended September 30, 1997, as compared with the three and nine month periods ended September 30, 1996. Such increase resulted from an increase in Further Additional Rent payable by the Lessee for the lease year ended September 30, 1997. See Note B.

	      Total expenses increased for the three and nine month periods ended September 30, 1997, as compared to the three and nine month periods ended September 30, 1996. Such increase was the result of an increase in the Additional Payment for supervisory services to be made to Counsel based on Further Additional Rent for the lease year ended September 30, 1997, as compared with payments for supervisory services with respect to Further Additional Rent for the lease year ended September 30, 1996, and fees and expenses in connection with the September 4, 1997 consent solicitation program. See Note B.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1997, as compared with the three and nine month periods ended September 30, 1996.

		   No amortization payments are due under the Mortgage to fully satisfy the outstanding principal balance at maturity, and furthermore, Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity.

	 60 East 42nd St. Associates                                    11.
	 September 30, 1997


		   Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the partners in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commitments for capital expenditures while the Lease is in effect.

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

			     PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings.

		   The property of Registrant is the subject of the following material pending litigation:

		   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, on behalf of themselves and various partnerships, including Registrant, against Helmsley-Spear, Inc. and Leona Helmsley. The filing of the action was accompanied by a motion for a Temporary Restraining Order and a Preliminary Injunction by which the plaintiffs sought the return of over $5,000,000 in Empire State Building Company funds which were being wrongfully held by Helmsley-Spear, Inc., an order preventing Leona Helmsley from further violations of the partnership agreements of the partnerships, and expedited discovery of Helmsley-Spear, Inc. and Leona Helmsley regarding the financial status of Helmsley-Spear, Inc. In their complaint, plaintiffs sought the same relief requested in the motion for a Temporary Restraining Order and Preliminary Injunction, as well as the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings owned by the partnerships on whose behalf the action was brought. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing disputes proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP have filed an arbitration complaint seeking such relief against Helmsley-Spear, Inc. and Mrs. Helmsley before The American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley have served answers denying liability and asserting various affirmative defenses and counterclaims. Mr. Malkin and Wien & Malkin LLP intend to file a reply denying the counterclaims; the reply is scheduled for December, 1997.

	 60 East 42nd St. Associates                                    12.
	 September 30, 1997


	 Item 4.   Submission of Matters to a Vote of Participants.

		   On September 4, 1997 the consent of the Participants was sought to approve certain governance proposals, including the designation of additional Successor Agents, as described in the Statement. Subsequently, on September 25, 1997, the Partners mailed to the non-responding Participants a request for a response to the solicitation of consents; and on October 31, 1997, the Partners mailed notification that the required consents for the Agent succession had been received and that the other matters were still pending. See Item 1(a).

	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a) The exhibits hereto are being incorporated by reference.

		   (b) Registrant filed a Form 8-K on July 1, 1997 reporting the commencement of a suit against Helmsely-Spear, Inc. and Leona M. Helmsley. See Item 1.

	 60 East 42nd St. Associates                                    13.
	 September 30, 1997



				     SIGNATURES

		   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the current and Former Partners in Registrant as of September 30, 1997, pursuant to a Power of Attorney, dated August 6, 1996 (the "Power").

	 60 EAST 42ND ST. ASSOCIATES
	 (Registrant)



	 By:   /s/ Stanley Katzman
		   Stanley Katzman, Attorney-in-Fact*


	 Dated:  November 25, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the current and Former Partners in Registrant as of September 30, 1997, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


	 By:   /s/ Stanley Katzman
		   Stanley Katzman, Attorney-in-Fact*


	 Dated:  November 25, 1997










	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.

	 60 East 42nd St. Associates                                    14.
	 September 30, 1997


				    EXHIBIT INDEX


	 Number                   Document                      Page*

	  2(a) Proxy Statement issued by the Partners in connection with the solicitation of consents of the Participants, which was filed on Schedule 14-A by Registrant on September 4, 1997 and is incorporated herein by reference.

	  2(b)               Letter to Non-Responding
			     Participants dated September
			     25, 1997 which was filed on
			     Schedule A-14A by Registrant on
			     September 25, 1997 and is
			     incorporated herein by
			     reference.

	  2(c)               Letter to Non-Responding
			     Participants dated October
			     31, 1997 which was filed on
			     Schedule A-14A by Registrant on
			     October 30, 1997 and is
			     incorporated herein by
			     reference.

	 25                  Power of Attorney dated
			     August 6, 1996 which was
			     filed as Exhibit 25 to
			     Registrant's Quarterly Report
			     on Form 10-Q for the period
			     ended June 30, 1996 and is
			     incorporated by reference as an
			     exhibit hereto.










	 ______________________
	 *Page references are based on a sequential numbering system.