Form 10-K
period 1997-12-31
60 EAST 42ND STREET ASSOCIATES
filed 1998-04-16
CIK 90794

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         An Exhibit Index is located on pages    through    of this Report.
         Number of pages (including exhibits) in this filing: 34







                                       PART I


         Item 1.   Business.

                   (a)  General

                   Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). Registrant's partners are Anthony E. Malkin, Scott D. Malkin, Stanley Katzman, Thomas N. Keltner, Jr., John L. Loehr, Peter L. Malkin, and Richard A. Shapiro (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants"). Registrant leases the Property to Lincoln Building Associates (the "Lessee") under a long-term net operating lease (the "Lease") the current term of which expires on September 30, 2008. There is one additional 25-year renewal term which, if exercised, will extend the Lease until September 30, 2033.

                   Lessee is a partnership whose members consist of, among others, Mr. Peter Malkin. Four of the seven Partners in Registrant are current members and one partner is a retired, former member of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which acts as counsel to Registrant and to Lessee (the "Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compen-sation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

                   As of December 31, 1997, the Building was approximately 95% occupied by approximately 575 tenants who engage principally in the practice of law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See
         Item 2 hereof for additional information concerning the Property.

                   (b)  The Mortgage

                   A new mortgage loan on the Property was closed on October 6, 1994 (the "Mortgage Loan"). The material terms of the Mortgage Loan are as follows:

                   (i)  A principal amount of $12,020,814;






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

                   Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending
         September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1997 was $2,110,080. After the payment of $47,545 for fees and expenses in connection with the September 4, 1997 Consent Solicitation Program and $206,254 to Counsel as an additional payment for supervisory services, the balance of $1,856,281 was distributed to the Participants on December 2, 1997.

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

                   (d)  Competition

                   Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $26 per square foot (exclusive of electricity charges and escalation). Such rate is competitive with the average rental rate charged by similar office buildings offering comparable space in the immediate vicinity of the Building. Registrant has been advised that buildings of comparable age and condition to the Building charge rental rates within $2.00 - $3.00 per square foot of the average rental rate at the Building. Rental rates for space are in the high $30's to low $50's per square foot at the following three nearby buildings: 101 Park Avenue (a new office building with modern facilities and located at 40th Street); Republic National Bank Building (a modern building on Fifth Avenue and 41st Street); the Met Life Building (a premier building erected in
         1961).

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $48 per square foot for prime office space to approximately $10 per square foot in less developed industrial and/or secondary commercial areas. Accordingly, the average rent at the Building may be considered competitive in the area, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

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


         Item 2.   Property.

                   Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by the Mortgage Loan with an unpaid principal balance of $12,020,814 at December 31, 1997. For a description of the terms of the Mortgage Loan, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.


         Item 3.   Legal Proceedings.

                   The property of Registrant is the subject of the following material pending litigation:

                   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings.
         Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee.

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

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 1997, Registrant was advised of 42 transfers of Participations. In two instances, the indicated purchase price was equal to two times the face amount of the Participations transferred, i.e., $20,000 for a $10,000 participation. In all other cases, no consideration was indicated.

                   (b) As of December 31, 1997, there were 740 holders of Participations of record.

                   (c) Registrant does not pay dividends. During each of the years ended December 31, 1997 and 1996, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. On December 2, 1997 and November 30, 1996, Registrant made additional distributions for each $10,000 Participation of $2,651.83 and $2,637.61, respectively. Such distributions represented primarily Additional Rent and Further Additional Rent payable by Lessee in accordance with the terms of the Lease. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly dis-tributions of Additional Rent and Further Additional Rent, depends solely on Lessee's ability to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See

         Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See
         Item 7 hereof.

Item 6.
                                60 EAST 42nd ST. ASSOCIATES


                                  SELECTED FINANCIAL DATA

                                               Year ended December 31,

                                1997        1996          1995         1994        1993

Basic rent income.......... $ 1,087,842  $ 1,087,842  $ 1,087,842  $ 1,122,040  $ 1,132,075
Advance of additional
 rent income...............   1,053,800    1,053,800    1,053,800    1,053,800    1,053,800
Further additional
 rent income...............   2,110,080    2,051,475    1,565,928    2,202,847    2,654,582

   Total revenue........... $ 4,251,722  $ 4,193,117  $ 3,707,570  $ 4,378,687  $ 4,840,457

Net income................. $ 2,877,925  $ 2,867,971  $ 2,430,979  $ 3,051,227  $ 3,442,052

Earnings per $10,000
 participation unit,
 based on 700 participation
 units outstanding during
 the year.................. $     4,111  $     4,097  $     3,473  $     4,359  $     4,917


Total assets............... $ 7,497,168  $ 7,521,944  $ 7,546,720  $ 7,660,149  $ 7,453,321


Long-term obligations...... $12,020,814  $12,020,814  $12,020,814  $12,020,814  $      -


Distributions per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 the year:
   Income.................. $     4,111  $     4,097  $     3,473  $     4,006  $     4,908
   Return of capital.......          35           35           35         -            -

   Total distributions..... $     4,146  $     4,132  $     3,508  $     4,006  $     4,908

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

                   The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 1997:

              (a) Total income increased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. Such increase is attributable to the payment of an increased amount of Further Additional Rent received by Registrant in 1997. Total income increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. Such increase is attributable to the payment of an increased amount of Further Additional Rent to Registrant in 1996. See Note 4 of the Notes.

              (b) Total expenses increased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. Such increase resulted from an increase in the additional payment for supervisory services payable with respect to an increased amount of Further Additional Rent received by Registrant in 1997 and professional fees incurred in connection with the Consent Solicitation Program. Total expenses increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. Such increase resulted from an increase in the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 1996.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Overage Rent payable to Registrant is affected by the cycles in the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market over the next few years.
                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1997 as compared with the year ended December 31, 1996.

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

                                      PART III

         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 1997 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
         Partner:

                          Nature                     Principal      Date
                          of Family                  Occupation     Individual
                          Relation- Business         and            became
 Name               Age   ship      Experience       Employment     Partner

 Anthony E. Malkin  35    son of    President of     President of      1997
                          Peter L.  real estate       W&M Properties,
                          Malkin,   management        Inc.
                          brother   company
                          of
                          Scott D.
                          Malkin

 Scott D. Malkin    39    son of    Chairman and     CEO of            1997
                          Peter L.  CEO of real       S.D. Malkin
                          Malkin,   estate            Properties, Inc.
                          brother   development
                          of        company
                          Anthony E.
                          Malkin


 Stanley Katzman    65    None      Attorney-at-Law  Senior Partner    1988
                                                     Wien & Malkin LLP,
                                                     Counsellors-
                                                     at-Law

 Thomas N. Keltner,
  Jr.               51    None      Attorney-at-Law  Senior Partner    1996
                                                     Wien & Malkin LLP,
                                                     Counsellors-
                                                     at-Law

                          Nature                     Principal      Date
                          of Family                  Occupation     Individual
                          Relation- Business         and            became
 Name               Age   ship      Experience       Employment     Partner



 John L. Loehr      61    None      Attorney-at-Law  Retired former    1996
                                                     Senior Partner
                                                     Wien & Malkin LLP,
                                                     Counsellors-
                                                     at-Law

 Peter L. Malkin    64    Father    Attorney-at-Law  Senior Partner    1970
                          of                         Wien & Malkin LLP,
                          Anthony E.                 Counsellors-
                          and                        at-Law
                          Scott D.
                          Malkin

 Richard A. Shapiro 52    None      Attorney-at-Law  Senior Partner    1996
                                                     Wien & Malkin LLP,
                                                     Counsellors-
                                                     at-Law

                   As stated above, four of the Partners are current members of Counsel and one Partner is now a retired former member of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

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

                   No remuneration was paid during the current fiscal year ended December 31, 1997 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and disbursements, fees of $24,000 per annum plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing an annual return of 14% on the Participants' remaining cash investment in Registrant (which remaining cash investment, at December 31, 1996, was equal to the Participant's original cash investment of $7,000,000). Pursuant to such fee arrangements, Registrant paid Counsel a total of $237,634 (consisting of $24,000 as an annual basic payment for supervisory services and $213,634 as an additional payment for supervisory services) during the fiscal year ended December 31, 1997. The supervisory services included preparing of reports and related documentation required by the Securities and Exchange Commission, monitoring of all areas of federal and local securities law compliance, preparing certain financial reports, as well as the supervising of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, four of the Partners are also current members of Counsel.


         Item 12. Security Ownership of Certain Beneficial Owners and Management.

                   (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1997, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                   (b) At December 31, 1997, the Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following
         Participations:

                            Name and Address      Amount of       Percent
                              of Beneficial       Beneficial        of
         Title of Class          Owners           Ownership        Class

         Participations     Thomas N. Keltner, Jr.$ 2,500.00      .036%
         in Partnership     1111 Park Avenue
         Interests          New York, NY 10128

                            Name and Address       Amount of      Percent
                              of Beneficial        Beneficial       of
         Title of Class          Owners            Ownership       Class

         Participations     John L. Loehr          $ 5,000.00     .071%
         in Partnership     286 Alpine Circle
         Interests          River Vale, NJ  07675

                            Peter L. Malkin        $47,500.00     .679%
                            21 Bobolink Lane
                            Greenwich, CT 06830


                   At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

                   Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $49,048 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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

                             (c)  Not applicable.


         Item 13.  Certain Relationships and Related Transactions.

                   (a) As stated in Items 1 and 10 hereof, Messrs. Katzman, Keltner, Loehr, Anthony E. Malkin, Peter L. Malkin, Scott
         D. Malkin and Shapiro are the seven Partners in Registrant and also act as agents for Participants in their respective part-nership interests therein. Mr. Peter Malkin is also among the partners in Lessee. As a consequence of one of the seven Partners being a partner in Lessee and four of the seven Partners being current members of Counsel (which represents Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective Participating Agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on the Participants' behalf. Such transactions, among others, include modification and extension of the Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                   See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 1997, Mr. Peter Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of

         Mr. Peter Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the four Partners who is a current Partner in Counsel, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Lessee. See
         Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

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

                   (c)  Not applicable.

                   (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated March 18, 1998.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 31, 1998.

                   Balance Sheets at December 31, 1997 and at December 31, 1996 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1997, 1996 and 1995. (Exhibit B).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1997 (Exhibit C-1).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1996 (Exhibit C-2).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1995 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1997, 1996 and 1995 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1997, 1996 and 1995.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1997 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

[LETTERHEARD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANTS]








							March 18, 1998

60 East 42nd St. Associates
New York, N. Y.

We consent to the use of our independent accountants' report dated January 31, 1998 covering our audits of the accompanying financial statements of 60 East 42nd St. Associates in connection with and as part of your December 31, 1997 annual report (Form 10-K) to the Securities and Exchange
Commission.





                                               Jacobs Evall & Blumenfeld LLP
                                               Certified Public Accountants

                        INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 60 East 42nd St. Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of 60 East 42nd St. Associates as of December 31, 1997 and 1996 and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1997, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




						Jacobs Evall & Blumenfeld LLP
						Certified Public Accountants

New York, N. Y.
January 31, 1998

                                                                 EXHIBIT A

                                60 EAST 42nd ST. ASSOCIATES

                                      BALANCE SHEETS


                                       A S S E T S


                                                           December 31,
                                                  1997                      1996
Current Assets:
  Cash in Fleet Bank                                 $       677               $       677
  Cash in distribution account held
   by Wien & Malkin LLP (Note 10)                         87,202                    87,202
        TOTAL CURRENT ASSETS...........                   87,879                    87,879

Real Estate (Notes 2a and 3):
  Land.................................                7,240,000                 7,240,000
  Buildings............................ $16,960,000                $16,960,000
    Less: Accumulated depreciation.....  16,960,000         -       16,960,000        -
  Building improvements................   1,574,135                  1,574,135
    Less: Accumulated depreciation.....   1,574,135         -        1,574,135        -

Other Assets:
  Mortgage refinancing costs, less
   accumulated amortization of
   $80,233 in 1997 and $55,457
   in 1996 (Note 2b)...................                  169,289                   194,065

        TOTAL ASSETS...................              $ 7,497,168               $ 7,521,944




                         LIABILITIES AND PARTNERS' CAPITAL DEFICIT


Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Note 3)....              $12,020,814               $12,020,814

        TOTAL LIABILITIES..............               12,020,814                12,020,814

Partners' Capital Deficit (Exhibit C)..               (4,523,646)               (4,498,870)

        TOTAL LIABILITIES AND
         PARTNERS' CAPITAL DEFICIT.....              $ 7,497,168               $ 7,521,944













                 See accompanying notes to financial statements.

                                                                 EXHIBIT B

                                60 EAST 42nd ST. ASSOCIATES

                                    STATEMENTS OF INCOME



                                                            Year ended December 31,

                                                         1997         1996         1995
Revenue:

  Rent income, from a related party (Note 4)....      $4,251,722   $4,193,117   $3,707,570

Expenses:

  Interest on mortgage (Note 3).................       1,063,842    1,063,842    1,063,842

  Supervisory services, to a related party
   (Note 5).....................................         237,634      236,528      187,973

  Amortization of mortgage refinancing costs
   (Note 2b)....................................          24,776       24,776       24,776

  Professional fees, to a related party
   (Note 6).....................................          47,545         -            -

                                                       1,373,797    1,325,146    1,276,591


            NET INCOME, CARRIED TO PARTNERS'
             CAPITAL DEFICIT (NOTE 9)...........      $2,877,925   $2,867,971   $2,430,979



Earnings per $10,000 participation unit, based
 on 700 participation units outstanding during
 each year......................................      $    4,111   $    4,097   $    3,473

























              See accompanying notes to financial statements.

                                                                 EXHIBIT C-1

                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 1997

                                                                               Partners'
                                Partners'                                   capital deficit
                             capital deficit    Share of                      December 31,
                             January 1, 1997   net income   Distributions         1997

Stanley Katzman Group.......   $  (642,696)    $  411,132    $  414,671       $  (646,235)


John L. Loehr Group.........      (642,696)       411,132       414,671          (646,235)


Richard A. Shapiro Group....      (642,695)       411,132       414,672          (646,235)


Anthony E. Malkin Group
 (formerly Donald A. Bettex
  Group)....................      (642,695)       411,132       414,672          (646,235)


Peter L. Malkin Group.......      (642,696)       411,133       414,672          (646,235)


Scott D. Malkin Group
 (formerly Ralph W. Felsten
  Group)....................      (642,696)       411,132       414,671          (646,235)


Thomas N. Keltner Jr. Group.      (642,696)       411,132       414,672          (646,236)

                               $(4,498,870)    $2,877,925    $2,902,701       $(4,523,646)






























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

                                                                              Partners'
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

                                                                  EXHIBIT D

                                    60 EAST 42nd ST. ASSOCIATES

                                     STATEMENTS OF CASH FLOWS

                                                             Year ended December 31,
                                                          1997         1996         1995
Cash flows from operating activities:
  Net income......................................    $ 2,877,925  $ 2,867,971  $ 2,430,979
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of mortgage refinancing
      costs (Note 2b).............................         24,776       24,776       24,776
     Change in accrued interest payable...........           -            -         (88,653)

             Net cash provided by
              operating activities................      2,902,701    2,892,747    2,367,102


Cash flows from financing activities:
  Cash distributions..............................     (2,902,701)  (2,892,747)  (2,455,755)

             Net cash used in financing
              activities..........................     (2,902,701)  (2,892,747)  (2,455,755)

             Net change in cash...................           -            -         (88,653)

Cash, beginning of year...........................         87,879       87,879      176,532

             CASH, END OF YEAR....................    $    87,879  $    87,879  $    87,879




Supplemental disclosure of cash flow information:

                                                          1997        1996         1995
  Cash paid for:
    Interest......................................    $ 1,063,842  $ 1,063,842  $ 1,152,495


























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




3.  First Mortgage Payable

    On October 6, 1994, a first mortgage was placed on the property with Morgan Guaranty Trust Company of New York, as trustee of a pension trust, to refinance an existing first mortgage in the amount of $12,020,814. Annual mortgage charges are $1,063,842, payable in equal monthly installments, for interest only at the rate of 8.85% per annum. The first mortgage matures on October 31, 2004. The real estate is pledged as collateral for the first mortgage.

    Principal payments required to be made on long-term debt are as follows:

     Year ending December 31, 2004 (payable in full,
       October 31, 2004)......................................$12,020,814

                              60 EAST 42nd ST. ASSOCIATES

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)




4.  Related Party Transactions - Rent Income

    Rent income for the years ended December 31, 1997, 1996 and 1995, totaling $4,251,722, $4,193,117 and $3,707,570, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

                                     1997            1996            1995

     Basic rent income............. $1,087,842      $1,087,842      $1,087,842
     Advance of additional rent....  1,053,800       1,053,800       1,053,800
     Further additional rent.......  2,110,080       2,051,475       1,565,928
                                    $4,251,722      $4,193,117      $3,707,570


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

    The modified lease further provides for changes to be made in the basic rent paid in the event of a refinancing of the first mortgage (Note 3).
    In such case, unless there is an increase in the mortgage balance, the annual basic rent will be modified and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgage, the basic rent shall be equal to the sum of $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to the refinancing.

    Additional rent is billed to and advanced by the Lessee in equal monthly installments of $87,817. While it is not practicable to estimate that portion of additional rent for the lease year ending on the ensuing September 30th which would be allocable to the current three month period ending December 31st, Associates'policy is to include in its income each year the advances of additional rent income received from October 1st to December 31st.

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






5.  Related Party Transactions - Supervisory Services

    Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 1997, 1996 and 1995, totaling $237,634, $236,528 and $187,973, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.







6.  Related Party Transactions - Professional Fees

    Professional fees for the year ended December 31, 1997, totaling $47,545 including disbursements, were paid to the firm of Wien & Malkin LLP, a related party.





7.  Number of Participants

    There were approximately 725 participants in the participating groups at December 31, 1997, 1996 and 1995.






8.  Determination of Distributions to Participants

    Distributions to participants during each year represent the excess of rent income over the mortgage requirements and cash expenses.

                              60 EAST 42nd ST. ASSOCIATES

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)




9.  Distributions and Amount of Income per $10,000 Participation Unit

    Distributions and amount of income per $10,000 participation unit during the years 1997, 1996 and 1995, based on 700 participation units outstanding during each year, consisted of the following:

                                            Year ended December 31,

	                                  									 1997 	 1996 	  1995

            Income........................  $4,111  $4,097   $3,473
            Return of capital.............      35      35       35
            TOTAL DISTRIBUTIONS.....        $4,146  $4,132   $3,508


    Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.




10. Concentration of Credit Risk

    Associates maintains cash balances in a bank and in a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1997 was completely insured. The distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 1998.

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

                           60 EAST 42nd ST. ASSOCIATES
                                                               SCHEDULE III

                      Real Estate and Accumulated Depreciation
                                 December 31, 1997

Column
  A    Description         Land, buildings and building
                           improvements situated at
                           60 East 42nd Street and
                           301 Madison Avenue, New York, N.Y.

  B    Encumbrances - Morgan Guaranty Trust Company of New York,
                      as trustee of a pension trust
       Balance at December 31, 1997..............................  $12,020,814

  C    Initial cost to company
       Land......................................................  $ 7,240,000

       Buildings.................................................  $16,960,000

  D    Cost capitalized subsequent to acquisition
       Building improvements.....................................  $ 1,574,135

       Carrying costs............................................  $   None

  E    Gross amount at which carried at
        close of period
         Land....................................................  $ 7,240,000
         Buildings and building improvements.....................   18,534,135

         Total...................................................  $25,774,135(a)


  F    Accumulated depreciation..................................  $18,534,135(b)

  G    Date of construction                                           1930

  H    Date acquired                                       October 1, 1958

  I    Life on which depreciation in latest
        income statements is computed                       Not applicable

     (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1997, December 31, 1996 and December 31, 1995. The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)  Accumulated depreciation
             Balance at January 1, 1995                      $18,534,135
               Depreciation:
                  F/Y/E 12/31/95                      None
                        12/31/96                      None
                        12/31/97                      None        None

             Balance at December 31, 1997                    $18,534,135

                                      SIGNATURE

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated March 20, 1998 (the "Power").

         60 EAST 42ND ST. ASSOCIATES
         (Registrant)



         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  April 15, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  April 15, 1998








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

         3(b)(i)      Amended Business Certificate of
                      Registrant filed with the Clerk of New
                      York County on September 3, 1997,
                      reflecting a change in the Partners of
                      Registrant.

         3(b)(ii)     Amended Business Certificate of
                      Registrant filed with the Clerk of New
                      York County on November 28, 1997,
                      reflecting a change in the Partners of
                      Registrant.

         4 Form of Participating Agreement, which was filed as Exhibit No. 4 to Registrant's Form S-1 Registration Statement, as amended (the "Registration Statement") by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

          10(a) Deed of Lincoln Building to WLKP Realty Corp., which was filed as Exhibit No. 5 to Registrant's Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.





         ______________________
         *   Page references are based on a sequential numbering system.

         Number                     Document                       Page*

         10(b) First Mortgage evidenced by a Modifica-tion, Extension & Consolidation Agreement, dated March 31, 1954, between WLKP Realty Corp. and The Prudential Insurance Company of America ("Prudential"), which was filed as Exhibit No. 6 to Registrant's
                      Registration Statement by letter dated
                      June 28, 1954 and assigned File No.
                      2-10981, is incorporated by reference
                      as an exhibit hereto.

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

         Number                     Document                       Page*



         13(a)        Letter to Participants, dated February 6,
                      1998 and supplementary financial
                      reports for the fiscal year ended
                      December 31, 1997.  The foregoing
                      material shall not be deemed to be
                      "filed" with the Commission or
                      otherwise subject to the liabilities of
                      Section 18 of the Securities Exchange
                      Act of 1934.

          13(b) Letter to Participants, dated December 2, 1997 and accompanying financial reports for the lease year ended September 30, 1997. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

             24 Power of Attorney dated March 20, 1998 between Anthony E. Malkin, Scott D. Malkin, John L. Loehr, Stanley Katzman, Peter L. Malkin, Thomas N. Keltner, Jr., and Richard A. Shapiro as Partners of Registrant and Stanley Katzman and Richard A. Shapiro.

             27       Financial Data Schedule of Registrant
                      for the fiscal year ended December 31,
                      1997.