Form 10-Q
period 1998-03-31
60 EAST 42ND STREET ASSOCIATES
filed 1998-06-01
CIK 90794

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                         or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.
         Yes  [ X ].  No  [  ].


               An Exhibit Index is located on Page 14 of this Report.
              Number of pages (including exhibits) in this filing: 14






                                                                    2.
                           PART I.  FINANCIAL INFORMATION

                             60 East 42nd St. Associates
                           Condensed Statements of Income
                                    (Unaudited)

                                             For the Three Months Ended
                                                    March 31,
                                             1998                  1997


Rent Income:

Basic rent from a related
  party (Note B)                        $  271,960                $  271,960
Additional rent from a related
  party (Note B)                           263,450                   263,450
                                        ----------                ----------
    Total rent income                      535,410                   535,410
                                        ----------                ----------
Expenses:

Interest on mortgage (Note B)              265,960                   265,960
Supervisory services, to a
  related party (Note C)                     7,845                     7,845
Amortization of mortgage
  refinancing costs                          6,194                     6,194
                                        ----------                ----------
    Total expenses                         279,999                   279,999
                                        ----------                ----------
Net income                              $  255,411                $  255,411
                                        ==========                ==========

Earnings per $10,000 participa-
  tion unit, based on 700 parti-
  cipation units outstanding
  during the year                       $   364.87                $   364.87
                                        ==========                ==========
Distributions per $10,000
  participation:

Distributions per $10,000
  participation consisted of the
  following:

  Income                                $   364.87                 $  364.87
  Return of capital                           8.85                      8.85
                                        ==========                 =========
    Total distributions                  $  373.72                 $  373.72
                                        ==========                 =========

    At March 31, 1998 and 1997, there were $7,000,000 of participations outstanding.






                          60 East 42nd St. Associates                     3.
                             Condensed Balance Sheet
                                  (Unaudited)

                                             March 31, 1998   December 31, 1997
Assets
Current assets:
  Cash                                          $    87,879         $    87,879
                                                -----------         -----------
  Total current assets                               87,879              87,879

Real estate
  Land                                            7,240,000           7,240,000
  Buildings and Building Improvements            18,534,135          18,534,135
      Less, allowance for depreciation           18,534,135          18,534,135
                                                -----------         -----------
                                                        -0-                 -0-
Mortgage refinancing costs                          249,522             249,522
      Less, allowance for amortization               86,427              80,233
                                                -----------         -----------
                                                    163,095             169,289
                                                -----------         -----------
Total assets                                     $7,490,974          $7,497,168
                                                ===========         ===========
Liabilities and Capital
  Long-term debt                                $12,020,814         $12,020,814

  Capital
  Capital deficit, January 1,                    (4,523,646)         (4,498,870)
    Add, Net income:
    January 1, 1998 through March 31, 1998          255,411                 -0-
    January 1, 1997 through December 31, 1997           -0-           2,877,925
                                                -----------         -----------
                                                 (4,268,235)         (1,620,945)
                                                -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1998 through March 31, 1998          261,605                 -0-
    January 1, 1997 through December 31, 1997           -0-           1,046,420
  Distribution on December 2, 1997 of
    Additional Rent for the lease year
     ended September 30, 1997                           -0-           1,856,281
                                                -----------         -----------
  Total distributions                               261,605           2,902,701
                                                -----------         -----------
Capital (deficit)
    March 31, 1998                               (4,529,840)                -0-
    December 31, 1997                                   -0-          (4,523,646)
                                                -----------         -----------
  Total liabilities and capital:
    March 31, 1998                               $7,490,974                 -0-
    December 31, 1997                                   -0-          $7,497,168
                                                ===========          ==========






                           60 East 42nd St. Associates                  4.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                            January 1, 1998     January 1, 1997
                                                through             through
                                             March 31, 1998      March 31, 1997


 Cash flows from operating activities:
   Net income                                    $   255,411       $    255,411
 Adjustments to reconcile net income
   to cash provided by operating
   activities:
   Amortization of mortgage refinancing
     costs                                             6,194              6,194
                                                  ----------        -----------

   Net cash provided by operating
     activities                                      261,605            261,605
                                                  ----------         ----------

 Cash flows from financing activities:
   Cash distributions                              (261,605)          (261,605)
                                                  ----------         ----------

   Net cash used in financing
     activities                                    (261,605)          (261,605)
                                                  ----------         ----------
   Net increase (decrease) in cash                       -0-                -0-

 Cash, beginning of quarter                           87,879             87,879
                                                  ----------         ----------
 Cash, end of quarter                             $   87,879         $   87,879
                                                  ==========         ==========


                                             January 1, 1998    January 1, 1997
                                                  through            through
                                              March 31, 1998     March 31, 1997

 Cash paid for:
   Interest                                      $   265,960         $  265,960
                                                 ===========         ==========
         60 East 42nd St. Associates                                     5.
         March 31, 1998





         Notes to Condensed Financial Statements (Unaudited)

         Note A - Basis of Presentation

                   The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the partners in Registrant, necessary for a fair state-ment of the results for such interim periods. The partners in Registrant believe that the accompanying unaudited condensed financial statements and the notes thereto fairly disclose the financial condition and results of Registrant's operations for the periods indicated and are adequate to make the information presented therein not misleading.

         Note B - Interim Period Reporting

                   The results for the interim periods are not necessarily indicative of the results to be expected for a full year.

                   Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro, and as of April 15, 1998, Jack Feirman and Mark Labell, who replaced Stanley Katzman and John L. Loehr, respectively (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant (each holder of a participation, individually, a "Participant" and, collectively, "Participants").

              Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, Mr. Peter L. Malkin. Five of the seven Partners in Registrant are current members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

                   The Lease, as modified, provides that Lessee is required to pay Registrant:

         60 East 42nd St. Associates                                     6.
         March 31, 1998





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

                 (iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise re-quired during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess.

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
         March 31, 1998





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

         Note C - Supervisory Services

                   Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 1998, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

                   No remuneration was paid during the three month period ended March 31, 1998 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $6,000 of the Basic Payment and $1,845 on account of the Additional Payment, for supervisory services for the three month period ended March 31, 1998. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

                   Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and
         60 East 42nd St. Associates                                     8.
         March 31, 1998





         Lessee. As of March 31, 1998, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is currently a member of Counsel, by reason of their respective partnership interests in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Lessee.

                   As of April 15, 1998, the Partners owned of record and beneficially an aggregate $109,167 of participations in Registrant, representing 1.56% of the currently outstanding participations therein.

                   In addition, as of April 15, 1998, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

                   Peter L. Malkin owned of record as trustee or co-trustee, an aggregate of $45,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

                   As stated in Note B, Registrant was organized solely for
         the purpose of acquiring the Property subject to a net operating lease held by Lessee.  Registrant is required to pay from Basic
         Rent the annual mortgage charges due under the Mortgage and the
         Basic Payment to Counsel for supervisory services. The balance of such Basic Rent is distributed to the Participants. Additional
         Rent and Further Additional Rent are distributed to the Partici-
         pants after the Additional Payment to Counsel.  See Note C of Item
         1 above.  Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management
         60 East 42nd St. Associates                                     9.
         March 31, 1998





         of the Property. Registrant is not required to maintain substan-tial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant does not pay dividends. During the three month period ended March 31, 1998, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restric-tions on Registrant's present or future ability to make distribu-tions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

                   On December 2, 1997, Registrant made an additional distribution of $2,651.83 for each $10,000 participation. Such distribution represented Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after payment of fees and expenses for the consent solicitation and Additional Payment to counsel. See Notes B and C.

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

              Total income remained the same for the three month period ended March 31, 1998, as compared with the three month period ended March 31, 1997.

              Total expenses remained the same for the three month period ended March 31, 1998, as compared with the three month period ended March 31, 1997.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1998, as compared with the three month period ended March 31, 1997.

                   No amortization payments are due under the Mortgage to fully satisfy the outstanding principal balance at maturity, and furthermore Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to
         60 East 42nd St. Associates                                    10.
         March 31, 1998





         generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity.

                   Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital in-vestment by the partners in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commit-ments for capital expenditures while the Lease is in effect.

                                      Inflation

                   Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1997, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.
         60 East 42nd St. Associates                                    11.
         March 31, 1998





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


         Item 6.   Exhibits and Reports on Form 8-K.

                   (a) The exhibits hereto are being incorporated by reference.

                   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
         60 East 42nd St. Associates                                    12.
         March 31, 1998





                                     SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to Powers of Attorney, dated March 18, 1998, March 20, 1998 and May 14, 1998 (collectively, the "Power").

         60 EAST 42ND ST. ASSOCIATES
         (Registrant)



         By:   /s/ Stanley Katzman
                   Stanley Katzman, Attorney-in-Fact*


         Dated:  May   , 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


         By:   /s/ Stanley Katzman
                   Stanley Katzman, Attorney-in-Fact*


         Dated:  May   , 1998











         ______________________
            *   Mr. Katzman supervises accounting functions for
                Registrant.
         60 East 42nd St. Associates                                    13.
         March 31, 1998





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

         24                  Powers of Attorney dated
                             March 18, 1998, March 20, 1998
                             and May 14, 1998 between the
                             Partners of Registrant and
                             Stanley Katzman and Richard A.
                             Shapiro.




















         ______________________
         *Page references are based on a sequential numbering system.


                                                             12.