Form 10-Q/A
period 1998-03-31
60 EAST 42ND STREET ASSOCIATES
filed 1998-06-03
CIK 90794

FORM 10-Q-A

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
         Yes  [ X ].  No  [  ].


               An Exhibit Index is located on Page 3 of this Report.
              Number of pages (including exhibits) in this filing:





         60 East 42nd St. Associates                                    2.
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


         Dated:  June 3, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


         By:   /s/ Stanley Katzman
                   Stanley Katzman, Attorney-in-Fact*


         Dated:  June 3, 1998











         ______________________
            *   Mr. Katzman supervises accounting functions for
                Registrant.
         60 East 42nd St. Associates                                    3.
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