Form 10-Q
period 1998-06-30
60 EAST 42ND STREET ASSOCIATES
filed 1998-08-14
CIK 90794

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                         or

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
                                 (Unaudited)


                                 For the Three Months       For the Six Months
                                    Ended June 30,            Ended June 30,
                                    1998      1997            1998      1997
Rent Income:

Basic rent, from a related
  party (Note B)                  $271,960   $271,960     $  543,921  $  543,921
Additional rent from a
  related party (Note B)           263,450    263,450        526,900     526,900
                                  --------   --------     ----------  ----------
    Total rent income              535,410    535,410      1,070,821   1,070,821
                                  ========   ========     ==========  ==========
Expenses:

Interest on mortgage (Note B)      265,960    265,960        531,921     531,921
Supervisory services, to a
  related party (Note C)             7,845      7,845         15,690      15,690
Amortization of mortgage
  refinancing costs                  6,194      6,194         12,388      12,388
                                  --------   --------     ----------  ----------
    Total expenses                 279,999    279,999        559,999     559,999
                                  --------   --------     ----------  ----------

Net income                        $255,411   $255,411     $  510,822  $  510,822
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
                                  ========   ========      =========   =========

    At June 30, 1998 and 1997, there were $7,000,000 of participations outstanding.






                                                                          3.
                           60 East 42nd St. Associates
                             Condensed Balance Sheet
                                  (Unaudited)

                                              June 30, 1998   December 31, 1997
Assets
Current assets:
  Cash                                         $    87,879         $    87,879
                                               -----------         -----------
  Total current assets                              87,879              87,879

Real estate
  Land                                           7,240,000           7,240,000
  Buildings and Building Improvements           18,534,135          18,534,135
      Less, allowance for depreciation          18,534,135          18,534,135
                                               -----------         -----------
                                                 7,240,000           7,240,000
Mortgage refinancing costs                         249,522             249,522
      Less, allowance for amortization              92,621              80,233
                                               ------------        -----------
                                                   156,901             169,289
                                               -----------         -----------
Total assets                                   $ 7,484,780         $ 7,497,168
                                               ===========         ===========
Liabilities and Capital

  Long-term debt                                12,020,814          12,020,814

  Capital
  Capital deficit, January 1,                   (4,523,646)         (4,498,870)
    Add, Net income:
    January 1, 1998 through June 30, 1998          510,822                 -0-
    January 1, 1997 through December 31, 1997          -0-           2,877,925
                                               -----------         -----------
                                                (4,012,824)         (1,620,945)
                                               -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1998 through June 30, 1998          523,210                -0-
    January 1, 1997 through December 31, 1997          -0-           1,046,420
  Distribution on December 2, 1997  of
    Additional Rent for the lease year
     ended September 30, 1997                          -0-           1,856,281
                                               -----------         -----------
  Total distributions                              523,210           2,902,701
                                               -----------         -----------
Capital (deficit)
    June 30, 1998                               (4,536,034)                -0-
    December 31, 1997                                  -0-          (4,523,646)
                                               -----------         -----------
  Total liabilities and capital:
        June 30, 1998                          $ 7,484,780                 -0-
        December 31, 1997                              -0-         $ 7,497,168
                                               ===========         ===========




                           60 East 42nd St. Associates                  4.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                            January 1, 1998     January 1, 1997
                                                through             through
                                              June 30, 1998       June 30, 1997


 Cash flows from operating activities:
   Net income                                    $   510,822       $    510,822
 Adjustments to reconcile net income
   to cash provided by operating
   activities:
   Amortization of mortgage refinancing
     costs                                            12,388             12,388
                                                  ----------        -----------

   Net cash provided by operating
     activities                                      523,210            523,210
                                                  ----------         ----------

 Cash flows from financing activities:
   Cash distributions                              (523,210)          (523,210)
                                                  ----------         ----------

   Net cash used in financing
     activities                                    (523,210)          (523,210)
                                                  ----------         ----------
   Net increase (decrease) in cash                       -0-                -0-

 Cash, beginning of quarter                           87,879             87,879
                                                  ----------         ----------
 Cash, end of quarter                             $   87,879         $   87,879
                                                  ==========         ==========


                                             January 1, 1998    January 1, 1997
                                                  through            through
                                               June 30, 1998      June 30, 1997

 Cash paid for:
   Interest                                      $   531,921         $  531,921
                                                 ===========         ==========
         60 East 42nd St. Associates                                     5.
         June 30, 1998





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

              Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, Peter L. Malkin. Five of the seven Partners in Registrant are current members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and Lessee ("Counsel"). See Note C of this
         Item 1 ("Note C").

                   The Lease, as modified, provides that Lessee
         is required to pay Registrant:
         60 East 42nd St. Associates                                     6.
         June 30, 1998



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
         June 30, 1998



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

         Note C - Supervisory Services

                   Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 1998, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

                   No remuneration was paid during the six month period ended June 30, 1998 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $12,000 of the Basic Payment and $3,690 on account of the Additional Payment, for supervisory services for the six month period ended June 30, 1998. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

                   Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and
         60 East 42nd St. Associates                                     8.
         June 30, 1998



         Lessee. As of June 30, 1998, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is currently a member of Counsel, by reason of their respective partnership interests in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Lessee.

                   As of June 30, 1998, the Partners owned of record and beneficially an aggregate $109,167 of participations in Registrant, representing 1.56% of the currently outstanding participations therein.

                   In addition, as of June 30, 1998, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

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
         June 30, 1998



         of the Property. Registrant is not required to maintain substan-tial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant does not pay dividends. During the six month period ended June 30, 1998, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restric-tions on Registrant's present or future ability to make distribu-tions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

              Total income remained the same for the six month period ended June 30, 1998, as compared with the six month period ended June 30, 1997.

              Total expenses remained the same for the six month period ended June 30, 1998, as compared with the six month period ended June 30, 1997.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the six month period ended June 30, 1998, as compared with the six month period ended June 30, 1997.

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
         June 30, 1998



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
         June 30, 1998



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
         June 30, 1998



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


         Dated: August 14, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


         By:   /s/ Stanley Katzman
                   Stanley Katzman, Attorney-in-Fact*


         Dated: August 14, 1998











         ______________________
            * Mr. Katzman supervises accounting functions for Registrant.

         60 East 42nd St. Associates                                    13.
         June 30, 1998



                                    EXHIBIT INDEX


         Number                   Document                      Page*

         3(a) Partnership Agreement, dated September 25, 1958, which was filed by letter dated March 31, 1981 (Commission File No.
                             0-2670) as Exhibit No. 3 to
                             Registrant's Form 10-K for the
                             fiscal year ended December 31,
                             1980, and is incorporated by
                             reference as an exhibit hereto.

         3(b) Amended Business Certificate of Registrant filed with the Clerk of New York County on November 28, 1997, reflecting a change in the Partners of Registrant, was filed as Exhibit 3(b) to Registrant's 10-Q for the quarter ended March 31, 1998, and is incorporated by reference as an exhibit hereto.

         24                  Powers of Attorney dated
                             March 18, 1998, March 20, 1998
                             and May 14, 1998 between the
                             Partners of Registrant and
                             Stanley Katzman and Richard A.
                             Shapiro which were filed as
                             Exhibit 24 to Registrant's 10-Q
                             for the quarter ended March 31,
                             1998 and is incorporated by
                             reference as an exhibit hereto.











         ______________________
         *Page references are based on a sequential numbering system.