Form 10-Q
period 1998-09-30
60 EAST 42ND STREET ASSOCIATES
filed 1998-11-17
CIK 90794

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                      or

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

An Exhibit Index is located on Page 13 of this Report.
Number of pages (including exhibits) in this filing: 13
                         PART I. FINANCIAL INFORMATION

                          60 East 42nd St. Associates
                         Condensed Statements of Income
                                  (Unaudited)


                            For the Three Months            For the Nine Months
                             Ended September 30,            Ended September 30,
                                1998        1997                1998       1997
Income:
  Basic rent, from a
   related party (Note B)  $ 271,961   $  271,961         $  815,881 $  815,881
  Additional rent from a
   related party (Note B)    263,450      263,450            790,350    790,350
  Further additional rent
   income from a related
   party (Note B)          1,529,651    2,110,080          1,529,651  2,110,080
                          ----------   ----------         ---------- ----------
  Total rent income        2,065,062    2,645,491          3,135,882  3,716,311
                          ----------   ----------         ---------- ----------
Expenses:

  Interest on mortgage
  (Note B)                   265,961      265,961            797,881    797,881
   Supervisory services,
   to a related party
   (Note C)                  160,810      214,099            176,500    229,789
     Fees and Expenses           -0-       47,545                -0-     47,545
     Amortization of mortgage
     refinancing costs         6,194        6,194             18,582     18,582
                          ----------   ----------         ---------- ----------
  Total expenses             432,965      533,799            992,963  1,093,797
                          ----------   ----------         ---------- ----------
Net Income                $1,632,097   $2,111,692         $2,142,919 $2,622,514
                          ==========   ==========         ========== ==========
Earnings per $10,000
  participation unit,
  based on 700
  participation units
  outstanding during
  the year                $ 2,331.57  $ 3,016.70         $ 3,061.31  $ 3,746.45
                          ==========   ==========         ========== ==========
  Distributions per $10,000
    participation consisted
    of the following:

    Income                $ 2,331.57  $ 3,016.70         $ 3,061.31 $ 3,746.45
    Increase (Decrease) in
          capital deficit  (1,957.85)  (2,642.98)         (1,940.15) (2,625.29)
                           ---------- ----------          ---------- ----------
  Total distributions     $   373.72  $   373.72         $ 1,121.16 $ 1,121.16
                           ========== ==========         ========== ==========

At September 30, 1998 and 1997, there were $7,000,000 of participations outstanding.

                         60 East 42nd St. Associates
                           Condensed Balance Sheet
                                 (Unaudited)
Assets                                 September 30, 1998  December 31, 1997
Current assets:
  Cash                                    $    87,879         $    87,879
  Further Additional Rent Due
   from a related party (Note B)            1,529,651                 -0-
                                          -----------         -----------
  Total current assets                      1,617,530              87,879
                                          ===========         ===========
Real estate
  Land                                      7,240,000           7,240,000
  Buildings and Building Improvements      18,534,135          18,534,135
    Less, allowance for depreciation       18,534,135          18,534,135
                                          -----------         -----------
                                                  -0-                 -0-

Mortgage refinancing costs                    249,522             249,522
    Less, allowance for depreciation           98,815              80,233
                                          -----------         -----------
                                              150,707             169,289
                                          -----------         -----------
Total assets                               $9,008,237         $ 7,497,168
                                           ==========         ===========
Liabilities and Capital
Current Liabilities:
   Accrued Supervisory fees, to a
    related party (Note C)                $   152,965         $       -0-
                                          -----------         -----------
   Total Current liabilities              $   152,965         $       -0-

Long-term debt                            $12,020,814          12,020,814
Capital
Capital deficit, January 1,                (4,523,646)         (4,498,870)
  Add, Net income:
  January 1, 1998 through
  September 30, 1998                        2,142,919                 -0-
  January 1, 1997 through
  December 31, 1997                               -0-           2,877,925
                                          -----------         -----------
                                           (2,380,727)         (1,620,945)
Less Distributions:
   Monthly distributions,
   January 1, 1998 through
   September 30, 1998                         784,815                 -0-
   January 1, 1997 through
   December 31, 1997                              -0-           1,046,420
   Distribution on December 2, 1997 of
    Additional Rent for the lease year
     ended September 30, 1997                     -0-           1,856,281
                                          -----------          -----------
Total distributions                           784,815           2,902,701
                                          -----------          -----------
Capital (deficit)
   September 30, 1998                      (3,165,542)                -0-
   December 31, 1997                              -0-          (4,523,646)

Total liabilities and capital:
   September 30, 1998                       9,008,237
   December 31, 1997                      ===========           7,497,168
                                                               ===========
                         60 East 42nd St. Associates
                           Condensed Balance Sheet
                                 (Unaudited)

                                        January 1, 1998       January 1, 1997
                                            through               through
                                       September 30, 1998    September 30, 1997

Cash flows from operating activities:
   Net income                           $ 2,142,919            $2,622,514
Adjustments to reconcile net income
   to cash provided by operating
   activities:
   Amortization of mortgage
        refinancing costs                    18,582                18,582
   Change in accrued expenses               152,965               253,799
   Change in additional rent due         (1,529,651)           (2,110,080)
                                         -----------           ----------
   Net cash provided by operating
        activities                          784,815               784,815
                                         -----------             ----------

Cash flows from financing activities:
   Cash distributions                      (784,815)             (784,815)
                                         -----------             ----------
   Net cash used in financing
        activities                         (784,815)             (784,815)
                                         -----------             ----------
   Net increase (decrease) in cash              -0-                   -0-

Cash, beginning of quarter                   87,879                87,879
                                         -----------             ----------
Cash, end of quarter                    $    87,879             $   87,879
                                         ===========             ==========

                                       January 1, 1998       January 1, 1997
                                           through               through
                                     September 30, 1998    September 30, 1997

Cash paid for:
Interest                                $   797,881             $  797,881
                                        ===========             ==========

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

		(ii)	(A) additional rent (the "Additional Rent") equal to
the lesser of (x) Lessee's net operating income for the lease year or (y) $1,053,800 and (B) further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operat-ing loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

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

		Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1998 was $1,529,651. After the payment of $152,965 to Counsel as an additional payment for supervisory services, the balance of $1,376,686 will be distributed to the Participants on November 30, 1998.

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

Note C - Supervisory Services

		Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 1998, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

		No remuneration was paid during the nine month period ended September 30, 1998 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $18,000 of the Basic Payment and $5,535 on account of the Additional Payment, for supervisory services for the nine month period ended September 30, 1998. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 1998, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee.

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

		As of September 30, 1998, the Partners owned of record and beneficially an aggregate $119,167 of participations in Registrant, representing 1.70% of the currently outstanding participations therein.

		In addition, as of September 30, 1998, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

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

		Registrant does not pay dividends. During the nine month period ended September 30, 1998, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

		On November 30, 1998, Registrant will make an additional distribution of $1,966.69 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to counsel. See Notes B and C.

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

        Total income decreased for the three and nine month periods ended September 30, 1998, as compared with the three and nine month periods ended September 30, 1997. Such decrease resulted from a decrease in Further Additional Rent payable by the Lessee for the lease year ended September 30, 1998. See Note B.

        Total expenses decreased for the three and nine month periods ended September 30, 1998, as compared with the three and nine month periods ended September 30, 1997. Such decrease was the result of a decrease in the Additional Payment for supervisory services to be made to Counsel based on Further Additional Rent for the lease year ended September 30, 1998, as compared with payments for supervisory services with respect to Further Additional Rent for the lease year ended September 30, 1997.
        See Note B.

                          Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 1998, as compared with the nine month period ended September 30, 1997.

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

		The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to Powers of Attorney, dated March 18, 1998, March 20, 1998 and May 14, 1998 (the "Power").

60 EAST 42ND ST. ASSOCIATES
(Registrant)



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-Fact*



Dated: November   , 1998


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for the Partners in Registrant pursuant to the Power, on behalf of Registrant on the date indicated.


By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-Fact*


Dated: November   , 1998






__________________________
*	Mr. Katzman supervises accounting functions for Registrant.

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





__________________________
*	Page references are based on sequential numbering system.