Form 10-Q/A
period 1998-09-30
60 EAST 42ND STREET ASSOCIATES
filed 1999-04-01
CIK 90794

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

        An Exhibit Index is located on Page 6 of this Report.
        Number of pages (including exhibits) in this filing: 6




        PART I. FINANCIAL INFORMATION

        Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

		As stated in Note B, Registrant was organized solely for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay from Basic Rent the annual mortgage charges due under the Mortgage and the Basic Payment to Counsel for supervisory services. The balance of such Basic Rent is distributed to the Participants. Additional Rent and Further Additional Rent are distributed to the Partici-pants after the Additional Payment to Counsel. See Note C of Item 1 above. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substan-tial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

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

        Year 2000 Issues

        Pursuant to SEC Release No. 33-7558, the
        Securities and Exchange Commission ("SEC") has instructed registrants to make suitable disclosure regarding year
        2000 readiness. Accordingly, Registrant reports the following:

        Registrant receives base and overage rent from Sublessee, for which Helmsley-Spear, Inc. manages the property as Sublessee's managing and leasing agent. Registrant's supervisor, Wien & Malkin LLP, has requested the managing agent to provide information related to its Year 2000 readiness. However, this information has not yet been provided by the managing agent. Registrant will continue to seek information related to Year 2000 readiness from the managing agent.

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


        Dated: March 31, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



        By:  /s/ Stanley Katzman
                 Stanley Katzman, Attorney-in-Fact*


        Dated: March 31, 1999






        __________________________
        *       Mr. Katzman supervises accounting functions for Registrant.

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