Form 10-K
period 1998-12-31
60 EAST 42ND STREET ASSOCIATES
filed 1999-04-16
CIK 90794

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1998

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

        An Exhibit Index is located on pages 30 through 32 of this Report. Number of pages (including exhibits) in this filing: 49



        PART I


        Item 1. Business.

		(a)	General

		Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property") Registrant's partners are Jack K. Feirman, Mark Labell, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Peter
        L. Malkin, and Richard A. Shapiro (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants"). Registrant leases the Property to Lincoln Building Associates (the "Lessee") under a long-term net operating lease (the "Lease") the current term of which expires on September 30, 2008. There is one additional 25-year renewal term which, if exercised, will extend the Lease until September 30, 2033.

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

		As of December 31, 1998, the Building was approximately
        96% occupied by approximately 605 tenants who engage principally in the practice of law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See
        Item 2 hereof for additional information concerning the Property.

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

		Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September
        30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1998 was $1,529,651. After the payment of $8,393 for fees and expenses in connection with the September 4, 1997 Consent Solicitation Program and $152,126 to Counsel as an additional payment for supervisory services, the balance of $1,369,132 was distributed to the Participants on November 30, 1998.

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

		Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $26 per square foot (exclusive of electricity charges and escalation) and current deals range from $34 to $45. Registrant has been advised that buildings of comparable age in the area currently request rental rates within $32 - $51 per square foot. In the overall rental market for commercial space in Manhattan, rents range from approximately $51 or more per square foot for prime office space to approximately $25 per square foot in less developed industrial and/or secondary commercial areas.

		(e)	Tenant Leases

		Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in New York City. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then existing trends in the rental market for office space.

        Item 2. Property.

		Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by the Mortgage Loan with an unpaid principal balance of $12,020,814 at December 31, 1998. For a description of the terms of the Mortgage Loan, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.


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

        Item 4. Submission of Matters to a Vote of Participants.

        No matters were submitted to the Participants during the last quarter of the period covered by this report.

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

		(a)	The Participations neither are traded on an
        established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 1998, Registrant was advised of 65 transfers of Participations. In nine instances, the indicated purchase price was equal to two times the face amount of the Participations transferred, i.e., $20,000 for a $10,000 participation. In two instances, the indicated purchase price was equal to approximately 1.9 times the face amount of the Participations transferred, i.e., $9,450 for a $5,000 participation. In all other cases, no consideration was indicated.

		(b)	As of December 31, 1998, there were 743 holders of
        Participations of record.

		(c)	Registrant does not pay dividends.  During each of
        the years ended December 31, 1998 and 1997, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation.
        On November 30, 1998 and December 2, 1997, Registrant made additional distributions for each $10,000 Participation of $1,955.90 and $2,651.83, respectively. Such distributions repre-sented primarily Additional Rent and Further Additional Rent payable by Lessee in accordance with the terms of the Lease. See
        Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends solely on Lessee's ability to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

        [SELECTED FINANCIAL DATA]



Item 6.
                                60 EAST 42nd ST. ASSOCIATES


                                  SELECTED FINANCIAL DATA

                                     Year ended December 31,

                       1998        1997          1996         1995        1994

Basic  rent  income..$ 1,087,842 $ 1,087,842 $ 1,087,842 $ 1,087,842 $ 1,122,040
Advance of additional
    rent income....    1,053,800   1,053,800   1,053,800   1,053,800   1,053,800
Further additional
    rent income.....   1,529,651   2,110,080   2,051,475   1,565,928   2,202,847

    Total revenue... $ 3,671,293 $ 4,251,722 $ 4,193,117 $ 3,707,570 $ 4,378,687

Net income.........  $ 2,390,776 $ 2,877,925 $ 2,867,971 $ 2,430,979 $ 3,051,227

Earnings per $10,000
 participation unit,
 based on 700 participation
 units outstanding during
  the year.........  $     3,415 $     4,111 $     4,097 $    3,473  $     4,359


Total assets.......  $ 7,472,392 $ 7,497,168 $ 7,521,944 $7,546,720  $ 7,660,149


Long-term
  obligations....... $12,020,814 $12,020,814 $12,020,814 $12,020,814 $12,020,814


Distributions per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 the year:
   Income..........  $     3,415 $     4,111 $     4,097 $     3,473 $     4,006
    Return of capital..      35          35          35          35           -

 Total distributions $     3,450 $     4,146 $     4,132 $     3,508 $     4,006

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

		The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 1998:

        (a) Total income decreased for the year ended December 31, 1998 as compared with the year ended December 31, 1997.
        Such decrease is attributable to the payment of a decreased amount of Further Additional Rent received by Registrant in 1998. Total income increased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. Such increase is attributable to the payment of an increased amount of Further Additional Rent to Registrant in 1997. See Note 4 of the Notes.

        (b) Total expenses decreased for the year ended December 31, 1998 as compared with the year ended December 31, 1997.
        Such decrease resulted mainly from a decrease in the additional payment for supervisory services payable with respect to a decreased amount of Further Additional Rent received by Registrant in 1998 and professional fees incurred in connection with the Consent Solicitation
        Program.  Total expenses increased for the year ended
        December 31, 1997 as compared with the year ended
        December 31, 1996. Such increase resulted from an increase in the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 1997 and professional fees incurred in connection with the Consent Solicitation
        Program.

		Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of
        Overage Rent payable to Registrant is affected by   the cycles in
        the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market over the next few years.

        Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the year ended December 31, 1998 as compared with the year ended December 31, 1997.

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

        PART III

        Item 10.        Directors and Executive Officers of the Registrant.

		Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 1998 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
        Partner:

                                Nature                  Principal    Date
                                of Family               Occupation   Individual
                                Relation- Business      and          became
        Name            Age     ship      Experience    Employment   Partner

        Anthony E. Malkin 36      son of  President of  President of    1997
                                Peter L.  real estate   W&M Properties,
                                Malkin,   management    Inc.
                                brother   company
                                of
                                Scott D.
                                Malkin

        Scott D. Malkin 40      son of    Chairman and    CEO of         1997
                                Peter L.  CEO of real     S.D. Malkin
                                Malkin,    estate         Properties,
                                brother   development     Inc.
                                of        company
                                Anthony E.
                                Malkin


        Mark Labell     46      None    Attorney-at-Law;  Partner         1998
                                        Real Estate       Wien & Malkin
                                                          LLP,

        Thomas N. Keltner,
                 Jr.    52      None    Attorney-at-Law;  Senior Partner  1996
                                        Real Estate       Wien & Malkin
                                                          LLP,

                         Nature                   Principal     Date
                         of Family                Occupation    Individual
                         Relation-   Business     and           became
        Name    Age      ship        Experience   Employment    Partner

 Jack K. Feirman 53      None    Attorney-at-Law;  Partner      1998
                                 Real Estate       Wien & Malkin
                                                   LLP,

 Peter L. Malkin 65      Father  Attorney-at-Law;  Senior Partner  1970
                         of                        Real Estate
                         Anthony E.                and Chairman
                         and                       Wien & Malkin
                         Scott D.                  LLP
                         Malkin


 Richard A. Shapiro 53   None    Attorney-at-Law;  Senior Partner  1996
                                 Real Estate       Wien & Malkin
                                                   LLP

		As stated above, five of the Partners are current members of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

		The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a director, joint venturer or general partner are as follows:

        Thomas N. Keltner, Jr. is a general partner in Empire
        State Building Associates, Navarre-500 Building
        Associates and Garment Capitol Associates.

        Richard A. Shapiro is a general partner in Garment
        Capitol Associates and Empire State Building Associates.

        Anthony E. Malkin is a joint venturer in 250 West 57th
        Street Associates.

        Peter L. Malkin is a joint venturer in 250 West 57th St.
        Associates; and a general partner in Empire State
        Building Associates, Navarre-500 Building Associates and
        Garment Capitol Associates.

        Item 11.        Executive Compensation.

		As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

		No remuneration was paid during the current fiscal year ended December 31, 1998 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and disbursements, fees of $24,000 per annum plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing an annual return of 14% on the Participants' remaining cash investment in Registrant (which remaining cash investment, at December 31, 1998, was equal to the Participant's original cash investment of $7,000,000). Pursuant to such fee arrangements, Registrant paid Counsel a total of $183,506 (consisting of $24,000 as an annual basic payment for supervisory services and $159,506 as an additional payment for supervisory services) during the fiscal year ended December 31, 1998. The supervisory services included preparing of reports and related documentation required by the Securities and Exchange Commission, monitoring of all areas of federal and local securities law compliance, preparing certain financial reports, as well as the supervising of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Counsel paid all disbursements and costs of regular accounting services.
        As noted in Items 1 and 10 of this report, five of the Partners are also members of Counsel.


        Item 12. Security Ownership of Certain Beneficial Owners and Management.

		(a)	Registrant has no voting securities.  See Item 5
        hereof. At December 31, 1998, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

		(b)	At December 31, 1998, the Partners (see Item 10
        hereof) beneficially owned, directly or indirectly, the following
        Participations:

                        Name and Address        Amount of       Percent
                          of Beneficial         Beneficial        of
        Title of Class       Owners             Ownership        Class

        Participations  Thomas N. Keltner, Jr.  $ 2,500 .036%
        in Partnership  60 East 42nd Street
        Interests       New York, NY 10165

                        Anthony E. Malkin       $25,833 .369%
                        60 East 42nd Street
                        New York, NY 10165

                        Peter L. Malkin         $62,500 .893%
                        60 East 42nd Street
                        New York, NY 10165

                        Scott D. Malkin         $33,334 .476%
                        27 Hereford Square
                        SW7 4NB
                        London, England

		At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

        Anthony E. Malkin owned of record as co-trustee an aggregate of $5,000 of Participations. Mr. Anthony E.
        Malkin disclaims any beneficial ownership of such Participations.

        Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $45,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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


        Item 13.        Certain Relationships and Related Transactions.

		(a)	As stated in Items 1 and 10 hereof, Messrs. Feirman,
        Keltner, Labell, Anthony E. Malkin, Peter L. Malkin, Scott D.
        Malkin and Shapiro are the seven Partners in Registrant and also act as agents for Participants in their respective partnership interests therein. Mr. Peter Malkin is also among the partners in Lessee. As a consequence of one of the seven Partners being a partner in Lessee and five of the seven Partners being members of Counsel (which represents Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective Participating Agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on the Participants' behalf. Such transactions, among others, include modification and extension of the Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

		See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 1998, Mr. Peter Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Mr. Peter Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is a Partner in Counsel, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

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

        PART IV

        Item 14.        Exhibits, Financial Statement Schedules and
        Reports on Form 8-K.

		(a)(1)  Financial Statements:

                Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated February 2, 1999.

                Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 29, 1999.

                Balance Sheets at December 31, 1998 and at December 31, 1997 (Exhibit A).

                Statements of Income for the fiscal years ended December 31, 1998, 1997 and 1996. (Exhibit B).

                Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1998 (Exhibit C-1).

                Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1997 (Exhibit C-2).

                Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1996 (Exhibit C-3).

                Statements of Cash Flows for the fiscal years ended December 31, 1998, 1997 and 1996 (Exhibit D).

                Notes to Financial Statements for the fiscal years ended December 31, 1998, 1997 and 1996.

		(2)	Financial Statement Schedules:

		List of Omitted Schedules.

                Real Estate and Accumulated Depreciation - December 31, 1998 (Schedule III).

                (3)     Exhibits:  See Exhibit Index.

                (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

                                     -14-
        [LETTERHEARD OF
         JACOBS EVALL & BLUMENFELD LLP
         CERTIFIED PUBLIC ACCOUNTANTS]





                                         February 2, 1999




        60 East 42nd St. Associates
        New York, N. Y.


        We consent to the use of our independent accountants' report dated January 29, 1999 covering our audits of the accompanying financial statements of 60 East 42nd St. Associates in connection with and as part of your December 31, 1998 annual report
        (Form 10-K) to the Securities and Exchange Commission.






                                       Jacobs Evall & Blumenfeld LLP
                                       Certified Public Accountants

        INDEPENDENT ACCOUNTANTS' REPORT



        To the participants in 60 East 42nd St. Associates
        (a Partnership)
        New York, N. Y.


        We have audited the accompanying balance sheets of 60 East
        42nd St. Associates as of December 31, 1998 and 1997 and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1998, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K.
        These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




                                    Jacobs Evall & Blumenfeld LLP
                                    Certified Public Accountants


        New York, N. Y.
        January 29, 1999

                                                                EXHIBIT A
                           60 EAST 42nd ST. ASSOCIATES

                                  BALANCE SHEETS


                                    A S S E T S


                                                  December 31,
                                           1998               1997
Current Assets:
  Cash in Fleet Bank                         $       677             $       677
  Cash in distribution account held
   by Wien & Malkin LLP (Note 10)                 87,202                  87,202
        TOTAL CURRENT ASSETS.....                 87,879                  87,879

Real Estate (Notes 2a and 3):
  Land...........................              7,240,000               7,240,000
  Buildings...................... $16,960,000            $16,960,000
    Less: Accumulated depreciation.16,960,000         -   16,960,000        -
  Building improvements............ 1,574,135              1,574,135
    Less: Accumulated depreciation  1,574,135         -    1,574,135        -

Other Assets:
  Mortgage refinancing costs, less
   accumulated amortization of
   $105,009 in 1998 and $80,233
   in 1997 (Note 2b)..............               144,513                 169,289

        TOTAL ASSETS.............            $ 7,472,392             $ 7,497,168




                         LIABILITIES AND PARTNERS' CAPITAL DEFICIT


Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Note 3)..        $12,020,814             $12,020,814

        TOTAL LIABILITIES..........           12,020,814              12,020,814

Partners' Capital Deficit (Exhibit C).        (4,548,422)            (4,523,646)

        TOTAL LIABILITIES AND
         PARTNERS' CAPITAL DEFICIT...        $ 7,472,392             $ 7,497,168








              See accompanying notes to financial statements.

                                                                     EXHIBIT B

                       60 EAST 42nd ST. ASSOCIATES

                           STATEMENTS OF INCOME


                                              Year ended December 31,

                                             1998         1997           1996
Revenue:

  Rent income, from a related party
        (Note 4).....................   $ 3,671,293   $ 4,251,722    $4,193,117

Expenses:

  Interest on mortgage (Note 3).....      1,063,842     1,063,842     1,063,842

  Supervisory services, to a related party
   (Note 5)..........................       183,506       237,634       236,528

  Amortization of mortgage refinancing costs
   (Note 2b).........................        24,776        24,776        24,776

  Professional fees, to a related party
   (Note 6)..........................         8,393        47,545            -

                                          1,280,517     1,373,797     1,325,146


     NET INCOME, CARRIED TO PARTNERS'
        CAPITAL DEFICIT (NOTE 9)......  $ 2,390,776   $2,877,925     $2,867,971



Earnings per $10,000 participation unit, based
 on 700 participation units outstanding during
 each year.............................. $     3,415   $    4,111    $    4,097


















              See accompanying notes to financial statements.

                                                                EXHIBIT C-3

                           60 EAST 42nd ST. ASSOCIATES

                      STATEMENT OF PARTNERS' CAPITAL DEFICIT
                          YEAR ENDED DECEMBER 31, 1996

                                                                      Partners'
                         Partners'                              capital deficit
                      capital deficit    Share of                  December 31,
                      January 1, 1996   net income  Distributions       1996

Stanley Katzman Group.  $  (639,156)    $  409,710    $  413,250  $  (642,696)


John L. Loehr Group
 (formerly Melvin H.
  Halper Group)..........  (639,156)       409,710       413,250     (642,696)


Richard A. Shapiro Group
 (formerly C . Michael
  Spero Group)..........   (639,156)       409,710       413,249     (642,695)


Donald A. Bettex Group...  (639,156)       409,710       413,249     (642,695)


Peter L. Malkin Group..... (639,156)       409,710       413,250     (642,696)


Ralph W. Felsten Group...  (639,157)       409,710       413,249     (642,696)


Thomas N. Keltner Jr.
 Group (formerly
 Martin D. Newman Group).. (639,157)       409,711       413,250     (642,696)

                        $(4,474,094)    $2,867,971    $2,892,747  $(4,498,870)




















              See accompanying notes to financial statements.

                                                                 EXHIBIT C-2

                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 1997

                                                                   Partners'
                         Partners'                               capital deficit
                       capital deficit   Share of                   December 31,
                       January 1, 1997   net income  Distributions    1997

Stanley Katzman Group... $  (642,696)    $  411,132    $  414,671   $  (646,235)


John L. Loehr Group....     (642,696)       411,132       414,671      (646,235)


Richard A. Shapiro Group.   (642,695)       411,132       414,672      (646,235)


Anthony E. Malkin Group
 (formerly Donald A. Bettex
  Group)...............     (642,695)       411,132       414,672      (646,235)


Peter L. Malkin Group.....  (642,696)       411,133       414,672      (646,235)


Scott D. Malkin Group
 (formerly Ralph W. Felsten
  Group)...............     (642,696)       411,132       414,671      (646,235)


Thomas N. Keltner Jr. Group. 642,696)       411,132       414,672      (646,236)

                         $(4,498,870)    $2,877,925    $2,902,701   $(4,523,646)

















                    See accompanying notes to financial statements.

                                                                    EXHIBIT C-1

                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 1998

                                                                   Partners'
                          Partners'                            capital deficit
                      capital deficit    Share of                  December 31,
                      January 1, 1998   net income   Distributions   1998

Jack Feirman Group
 (formerly Stanley
  Katzman Group)....   $  (646,235)    $  341,539    $  345,078  $  (649,774)


Mark Labell Group
 (formerly
  John L. Loehr Group).   (646,235)       341,539       345,079     (649,775)


Richard A. Shapiro Group. (646,235)       341,539       345,079     (649,775)


Anthony E. Malkin Group.  (646,235)       341,539       345,079     (649,775)


Peter L. Malkin Group.    (646,235)       341,540       345,079     (649,774)


Scott D. Malkin Group..   (646,235)       341,540       345,079     (649,774)


Thomas N. Keltner Jr. Group.
      ................    (646,236)       341,540       345,079     (649,775)

                       $(4,523,646)    $2,390,776    $2,415,552  $(4,548,422)






















              See accompanying notes to financial statements.

                                                                      EXHIBIT D

                                60 EAST 42nd ST. ASSOCIATES

                                  STATEMENTS OF CASH FLOWS

                                              Year ended December 31,
                                               1998         1997       1996
Cash flows from operating activities:
  Net income.............................  $ 2,390,776  $ 2,877,925 $ 2,867,971
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of mortgage refinancing
      costs (Note 2b)....................       24,776       24,776      24,776

             Net cash provided by
              operating activities.......    2,415,552    2,902,701   2,892,747


Cash flows from financing activities:
  Cash distributions....................    (2,415,552)  (2,902,701) (2,892,747)

             Net cash used in financing
              activities.................   (2,415,552)  (2,902,701) (2,892,747)

             Net change in cash...........      -             -            -

Cash, beginning of year...................      87,879       87,879      87,879

             CASH, END OF YEAR............ $    87,879  $    87,879  $   87,879




Supplemental disclosure of cash flow information:

                                               1998         1997       1996
  Cash paid for:
    Interest...........................    $ 1,063,842  $1,063,842  $ 1,063,842


















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

       c.Use of Estimates:

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

       Year ending December 31, 2004 (payable in full,
        October 31, 2004)......................................$12,020,814

                              60 EAST 42nd ST. ASSOCIATES

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)




    4.  Related Party Transactions - Rent Income

    Rent income for the years ended December 31, 1998, 1997 and 1996, totaling $3,671,293, $4,251,722 and $4,193,117, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

                                            1998      1997      1996

     Basic rent income.............  $1,087,842  $1,087,842  $1,087,842
     Advance of additional rent....   1,053,800   1,053,800   1,053,800
     Further additional rent.......   1,529,651   2,110,080   2,051,475
                                     $3,671,293  $4,251,722   4,193,117


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



    5.  Related Party Transactions - Supervisory Services

    Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 1998, 1997 and 1996, totaling $183,506, $237,634 and $236,528, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.



    6.  Related Party Transactions - Professional Fees

    Professional fees for the year ended December 31, 1998 and 1997, totaling $8,393 and $47,545, respectively, including disbursements, were paid to the firm of Wien & Malkin LLP, a related party.



    7.  Number of Participants

    There were approximately 725 participants in the participating groups at December 31, 1998, 1997 and 1996.



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

                              60 EAST 42nd ST. ASSOCIATES

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)




    9.  Distributions and Amount of Income per $10,000 Participation Unit

    Distributions and amount of income per $10,000 participation unit during the years 1998, 1997 and 1996, based on 700 participation units outstanding during each year, consisted of the following:

                                      Year ended December 31,
                                         1998     1997      1996

          Income........................$3,415   $4,111    $4,097
          Return of capital.............    35       35        35
               TOTAL DISTRIBUTIONS..... $3,450   $4,146    $4,132


    Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.




    10. Concentration of Credit Risk

    Associates maintains cash balances in a bank and in a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1998 was completely insured. The distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 1999.

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

                           60 EAST 42nd ST. ASSOCIATES
                                                                SCHEDULE III

                     Real Estate and Accumulated Depreciation
                                December 31, 1998

Column
  A    Description          Land, buildings and building
                            improvements situated at
                            60 East 42nd Street and
                            301 Madison Avenue, New York, N.Y.

  B    Encumbrances - Morgan Guaranty Trust Company of New York,
                        as trustee of a pension trust
          Balance  at  December 31, 1998.......................  $12,020,814

  C    Initial cost to company
            Land...............................................  $ 7,240,000

            Buildings..........................................  $16,960,000

  D    Cost capitalized subsequent to acquisition
           Building  improvements..............................  $ 1,574,135

           Carrying  costs.....................................  $   None

  E    Gross amount at which carried at
        close of period
          Land.................................................  $ 7,240,000
           Buildings  and  building improvements...............   18,534,135

             Total.............................................  $25,774,135(a)

  F     Accumulated  depreciation.............................   $18,534,135(b)

  G    Date of construction                                           1930

  H    Date acquired                                       October 1, 1958

  I    Life on which depreciation in latest
       income statements is computed                       Not applicable

     (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1998, December 31, 1997 and December 31, 1996. The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)  Accumulated depreciation
            Balance at January 1, 1996                      $18,534,135
                Depreciation:
                  F/Y/E 12/31/96                      None
                        12/31/97                      None
                        12/31/98                      None        None

            Balance at December 31, 1998                    $18,534,135

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


        Date: April 15, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



        By /s/ Stanley Katzman
           Stanley Katzman, Attorney-in-Fact*


        Date: April 15, 1999






           ________________________
        *       Mr. Katzman supervises accounting functions for Registrant.

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

        3(b)    Amended Business Certificate of
                Registrant filed with the Clerk of New
                York County on November 28, 1997,
                reflecting a change in the Partners of
                Registrant, which was filed as Exhibit
                3(b) to Registrant's 10-Q for the period ended March 31, 1998 and is incorporated by reference as an exhibit hereto.

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








                _______________________
        *       Page references are based on a sequential numbering system.

        Number      Document            Page*

        10(b)   First Mortgage evidenced by a
                Modification, Extension & Consolidation
                Agreement, dated March 31, 1954, between
                WLKP Realty Corp. and The Prudential
                Insurance Company of America
                ("Prudential"), which was filed as
                Exhibit No. 6 to Registrant's
                Registration Statement by letter dated
                June 28, 1954 and assigned File No.
                2-10981, is incorporated by reference as an exhibit hereto.

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


        _______________________
        *       Page references are based on a sequential numbering system.
                             -31-
        Number          Document        Page*



        13(a)   Letter to Participants, dated February 3,
                1999 and supplementary financial reports for the fiscal year ended December 31, 1998. The foregoing material shall not be deemed to be "filed" with the Com-mission or otherwise subject to the liabilities of Section 18 of the Secur-ities Exchange Act of 1934.

        13(b)   Letter to Participants, dated November 30,
                1998 and accompanying financial reports
                for the lease year ended September 30,
                1998.  The foregoing material shall not
                be deemed to be "filed" with the
                Commission or otherwise subject to the
                liabilities of Section 18 of the
                Securities Exchange Act of 1934.

        24      Powers of Attorney dated March 18, 1998,
                March 20, 1998 and May 14, 1998 between
                the Partners of Registrant and Stanley
                Katzman and Richard A. Shapiro, which
                was filed as Exhibit 24 to Registrant's
                10-Q for the period ended March 31, 1998 and is incorporated by reference as an exhibit hereto.

        27      Financial Data Schedule of Registrant
                for the fiscal year ended December 31,
                1997.












        _______________________
        *       Page references are based on a sequential numbering system.