Form 10-Q
period 1999-03-31
60 EAST 42ND STREET ASSOCIATES
filed 1999-05-19
CIK 90794

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
  (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                            or

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

        An Exhibit Index is located on Page 11 of this Report.
        Number of pages (including exhibits) in this filing: 11



                PART I. FINANCIAL INFORMATION

                60 East 42nd St. Associates
                Condensed Statements of Income
                        (Unaudited)


                                   For the Three Months
                                     Ended March 31,
                                     1999          1998
Income:
Basic rent, from a
  related party (Note B)	$  271,960	$  271,960
Additional rent from a
  related party (Note B)	   263,450	   263,450
				----------	----------
	Total rent income	   535,410	   535,410
				----------	----------
Expenses:

Interest on mortgage (Note B)	   265,960	   265,960
Supervisory services,
  to a related party (Note C)	     7,845	     7,845
Amortization of mortgage
  refinancing costs                  6,194           6,194
				----------	----------
        Total expenses             279,999         279,999
				----------	----------
Net Income                      $  255,411      $  255,411
				==========	==========
Earnings per $10,000
  participation unit, based
  on 700 participation units
  outstanding during the year	$   364.87	$   364.87
				==========	==========
Distributions per $10,000
  participation consisted
  of the following:

Income                          $   364.87      $   364.87
Return of Capital               $     8.85            8.85
				==========	==========
	Total distributions	$   373.72	$   373.72
				==========	==========

At March 31, 1999 and 1998, there were $7,000,000 of participations
outstanding.


60 East 42nd St. Associates
Condensed Balance Sheet
(Unaudited)

Assets                               March 31, 1999  December 31, 1998
Current assets:
  Cash                                  $    87,879     $    87,879
                                        -----------     -----------
  Total current assets                       87,879          87,879

Real estate
  Land                                    7,240,000       7,240,000
  Buildings and Building Improvements	 18,534,135	 18,534,135
  Less, allowance for depreciation	 18,534,135	 18,534,135
                                        -----------     -----------
                                             -0-                -0-

Mortgage refinancing costs                  249,522         249,522
  Less, allowance for amortization	    111,203	    105,009
                                        -----------     -----------
                                            138,319         144,513
                                        -----------     -----------
Total assets                            $ 7,466,198     $ 7,472,392
                                        ===========     ===========
Liabilities and Capital
Long-term debt                          $12,020,814      12,020,814
Capital
Capital deficit, January 1,              (4,548,422)     (4,523,646)
Add, Net income:
January 1, 1999 through March 31, 1999	    255,411	        -0-
January 1, 1998 through December 31, 1998       -0-       2,390,776
                                        -----------     -----------
                                         (4,293,011)     (2,132,870)
Less Distributions:
  Monthly distributions,
  January 1, 1999 through March 31, 1999    261,605             -0-
  January 1, 1998 through December 31, 1998     -0-       1,046,420
  Distribution on November 30, 1998 of
   Additional Rent for the lease year
    ended September 30, 1998                    -0-       1,369,132
                                         -----------     -----------
Total distributions                         261,605       2,415,552
                                         -----------     -----------
Capital (deficit)
  March 31, 1999                        (4,554,616)            -0-
  December 31, 1998                             -0-      (4,548,422)
                                        -----------     -----------
Total liabilities and capital:
  March 31, 1999                         7,466,198             -0-
  December 31, 1998                            -0-        7,472,392
                                        ===========      ==========

                  60 East 42nd St. Associates
                    Condensed Balance Sheet
                        (Unaudited)

                                        January 1, 1999 January 1, 1998
                                                through         through
                                         March 31, 1999  March 31, 1998

Cash flows from operating activities:
   Net income                               $   255,411     $  255,411
Adjustments to reconcile net income
   to cash provided by operating
   activities:
   Amortization of mortgage
        refinancing costs                         6,194          6,194
                                            -----------     ----------
   Net cash provided by operating
        activities                              261,605        261,605
                                            -----------     ----------

Cash flows from financing activities:
   Cash distributions                          (261,605)      (261,605)
                                            -----------     ----------
   Net cash used in financing
        activities                             (261,605)      (261,605)
                                            -----------     ----------
   Net increase (decrease) in cash                 -0-            -0-

Cash, beginning of quarter                       87,879         87,879
                                            -----------     ----------
Cash, end of quarter                        $    87,879     $   87,879
                                            ===========     ==========

                                        January 1, 1999 January 1, 1998
                                                through         through
                                         March 31, 1999  March 31, 1998
Cash paid for:
Interest                                    $   265,960     $  265,960
                                            ===========     ==========

60 East 42nd Street Associates
March 31, 1999

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

         Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property").
Registrant's partners are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Richard A. Shapiro, Jack Feirman and Mark Labell, respectively (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant (each holder of a participation, individually, a "Participant" and, collectively, "Participants").

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

60 East 42nd Street Associates
March 31, 1999


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

         Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1998 was $1,529,651. After deducting expenses of $8,393 incurred in connection with the September 4, 1997 consent solicitation program and payment of $152,126 to Counsel as an additional payment for supervisory services, the balance of $1,369,132 was distributed to the Participants on November 30, 1998.

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

60 East 42nd Street Associates
March 31, 1999


the outstanding principal balance of the mortgage, the principal balance referred to above shall be reduced by the amount of the mortgage amortization payable from Basic Rent subsequent to the first refinancing.

Note C - Supervisory Services

         Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 1999, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

         No remuneration was paid during the three month period ended March 31, 1999 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $6,000 of the Basic Payment and $1,845 on account of the Additional Payment, for supervisory services for the three month period ended March 31, 1999. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

         Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 1999, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is currently a member of Counsel, by reason of their respective partnership interests in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Lessee.

         As of March 31, 1999, the Partners owned of record and beneficially an aggregate $124,167 of participations in Registrant, representing 1.77% of the currently outstanding participations therein.

60 East 42nd Street Associates
March 31, 1999

         In addition, as of March 31, 1999, certain of the Partners in Registrant (or their respective spouses) held additional
Participations in Registrant as follows:

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

        Registrant does not pay dividends. During the three month period ended March 31, 1999, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

        On November 30, 1998, Registrant made an additional distribution of $1,955.90 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to counsel. See Notes B and C.

60 East 42nd Street Associates
March 31, 1999


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

        Total income remained the same for the three month period ended March 31, 1999, as compared with the three month period ended March 31, 1998.

        Total expenses remained the same for the three month period ended March 31, 1999, as compared with the three month period ended March 31, 1998.

                Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1999, as compared with the three month period ended March 31, 1998.

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

60 East 42nd Street Associates
March 31, 1999


                                Inflation

         Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1998, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

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

60 East 42nd Street Associates
March 31, 1999

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


Dated: May 18, 1999


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Dated: May 18, 1999














__________________________
*	Mr. Katzman supervises accounting functions for Registrant.

60 East 42nd Street Associates
March 31, 1999

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
        Registrant filed with the Clerk of
        New York County on November 28,
        1997, reflecting a change in the
        Partners of Registrant, was filed
        as Exhibit 3(b) to Registrant's 10-
        Q for the quarter ended March 31,
        1998, and is incorporated by
        reference as an exhibit hereto.

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