Form 10-Q
period 1999-06-30
60 EAST 42ND STREET ASSOCIATES
filed 1999-08-16
CIK 90794

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                        or

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

An Exhibit Index is located on Page 12 of this Report.
Number of pages (including exhibits) in this filing: 12


                PART I. FINANCIAL INFORMATION

                60 East 42nd St. Associates
              Condensed Statements of Income
                        (Unaudited)

                                For the Three Months    For the Six Months
                                     Ended June 30,      Ended June 30,
                                  1999         1998     1999       1998
Rent Income:

Basic rent, from a
  related party (Note B)        $271,960  $271,960     $  543,921   $  543,921
Additional rent from a
  related party (Note B)         263,450   263,450        526,900      526,900
                                --------  --------     ----------   ----------
        Total rent income        535,410   535,410      1,070,821    1,070,821
                                ========  ========     ==========   ==========
Expenses:

Interest on mortgage (Note B)    265,960   265,960        531,921      531,921
Supervisory services,
  to a related party (Note C)      7,845     7,845         15,690       15,690
Amortization of mortgage
  refinancing costs                6,194     6,194         12,388       12,388
                                --------  --------     ----------    ----------
        Total expenses           279,999   279,999        559,999      559,999
                                --------  --------     ----------    ----------
Net Income                      $255,411  $255,411     $  510,822      510,822
                                ========  ========     ==========    ==========
Earnings per $10,000
  participation unit, based
  on 700 participation units
  outstanding during the year   $ 364.87  $ 364.87     $  729.75     $  729.75
                                ========  ========     =========     =========
Distributions per $10,000
  participation consisted
  of the following:

Income                          $ 364.87  $ 364.87    $  729.75      $  729.75
Return of Capital               $   8.85      8.85        17.69          17.69
                                --------  --------    ---------       ---------
        Total distributions     $ 373.72  $ 373.72    $  747.44         747.44
                                ========  ========    =========      =========

At June 30, 1999 and 1998, there were $7,000,000 of participations outstanding.



                                   -1-

                60 East 42nd St. Associates
                 Condensed Balance Sheet
                        (Unaudited)

Assets                                  June 30, 1999   December 31, 1998
Current assets:
  Cash                                   $    87,879     $    87,879
                                           -----------     -----------
  Total current assets                        87,879          87,879

Real estate
  Land                                     7,240,000       7,240,000
  Buildings and Building Improvements     18,534,135      18,534,135
  Less, allowance for depreciation        18,534,135      18,534,135
                                         -----------     -----------
                                           7,240,000       7,240,000
Mortgage refinancing costs                   249,522         249,522
  Less, allowance for amortization           117,397         105,009
                                         -----------     -----------
                                             132,125         144,513
                                         -----------     -----------
Total assets                             $ 7,460,004     $ 7,472,392
                                         ===========     ===========
Liabilities and Capital

  Long-term debt                         $12,020,814      12,020,814

  Capital
  Capital deficit, January 1,             (4,548,422)     (4,523,646)
  Add, Net income:
  January 1, 1999 through June 30, 1999      510,822             -0-
  January 1, 1998 through December 31, 1998      -0-       2,390,776
                                         -----------     -----------
                                          (4,037,600)     (2,132,870)
Less Distributions:
  Monthly distributions,
  January 1, 1999 through June 30, 1999      523,210             -0-
  January 1, 1998 through December 31, 1998      -0-       1,046,420
  Distribution on November 30, 1998 of
   Additional Rent for the lease year
    ended September 30, 1998                     -0-       1,369,132
                                          -----------     -----------
Total distributions                          523,210       2,415,552
                                          -----------     -----------
Capital (deficit)
  June 30, 1999                           (4,560,810)            -0-
  December 31, 1998                             -0-      (4,548,422)
                                          -----------     -----------
Total liabilities and capital:
  June 30, 1999                            7,460,004             -0-
  December 31, 1998                              -0-       7,472,392
                                         ===========     ===========



                                 -2-

                60 East 42nd St. Associates
                Condensed Balance Sheet
                        (Unaudited)

                                        January 1, 1999   January 1, 1998
                                            through           through
                                        June 30, 1999      June 30, 1998

Cash flows from operating activities:
   Net income                             $   510,822     $  510,822
Adjustments to reconcile net income
   to cash provided by operating
   activities:
   Amortization of mortgage
        refinancing costs                      12,388         12,388
                                           -----------     ----------
   Net cash provided by operating
     Activities                               523,210        523,210
                                           -----------     ----------

Cash flows from financing activities:
   Cash distributions                       (523,210)      (523,210)
                                           -----------     ----------
   Net cash used in financing
        activities                          (523,210)      (523,210)
                                           -----------     ----------
   Net increase (decrease) in cash               -0-            -0-

Cash, beginning of quarter                    87,879         87,879
                                           -----------     ----------
Cash, end of quarter                     $    87,879     $   87,879
                                           ===========     ==========

                                         January 1, 1999   January 1, 1998
                                              through           through
                                          June 30, 1999      June 30, 1998
Cash paid for:
Interest                                  $   531,921     $  531,921
                                          ===========     ==========


                                -3-
Notes to Condensed Financial Statements (Unaudited)

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

	Registrant leases the Property to Lincoln Building
Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, Peter L. Malkin. Five of the seven Partners in Registrant are members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

                              -4-
        The Lease, as modified, provides that Lessee is required to pay Registrant:

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

                                  -5-
        The refinancing costs were capitalized by Registrant and are being expensed ratably during the period of the mortgage extension from October 6, 1994 to October 31, 2004.

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

Note C - Supervisory Services

        Registrant pays Counsel for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 1999, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

        No remuneration was paid during the six month period ended June 30, 1999 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $12,000 of the Basic Payment and $3,690 on account of the Additional Payment, for supervisory services for the six month period ended June 30, 1999. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

                                -6-
        Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 1999, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is a member of Counsel, by reason of their respective partnership interests in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Lessee.

        As of June 30, 1999, the Partners owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing 8.8% of the currently outstanding participations therein.

        In addition, as of June 30, 1999, certain of the Partners in Registrant (or their respective spouses) held additional
Participations in Registrant as follows:

        Anthony E. Malkin owned of record as co-trustee an aggregate of $5,000 of Participations. Mr. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

        Peter L. Malkin owned of record as trustee or co-trustee, an aggregate of $45,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

        Trusts for the benefit of members of Peter L. Malkin's family owned of record and beneficially $107,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that such Trusts are required to complete scheduled payments to Mr. Malkin.

        Richard A. Shapiro owned of record as custodian, but not beneficially, a $5,000 Participation. Mr. Shapiro disclaims any beneficial ownership of such Participation.

                                   -7-
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

        Registrant does not pay dividends. During the six month period ended June 30, 1999, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

        Total income remained the same for the six month period ended June 30, 1999, as compared with the six month period ended June 30, 1998.

        Total expenses remained the same for the six month period ended June 30, 1999, as compared with the six month period ended June 30, 1998.

                            -8-
Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the six month period ended June 30, 1999, as compared with the six month period ended June 30, 1998.

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

                               -9-
PART II.  OTHER INFORMATION

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

        On June 30, 1999, the Partners mailed to the
Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a program to complete and finance improvements and grant lease extensions. The details of the Partners' Proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as
Schedule 14-A on July 1, 1999, and is incorporated by reference. Supplementary letters consistent with such Statement were subsequently mailed to the Participants, have been filed with the Securities and Exchange Commission, and are also incorporated by reference.

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


Date: August 13, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: August 13, 1999













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