Form 10-Q
period 1999-09-30
60 EAST 42ND STREET ASSOCIATES
filed 1999-11-16
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

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

1999 1998 1999 1998

Income:

Basic rent, from a

related party (Note B) $ 271,961 $ 271,961 $ 815,881 $ 815,881

Additional rent from a

related party (Note B) 263,450 263,450 790,350 790,350

Further additional rent

income from a related

party (Note B) 3,091,366 1,529,651 3,091,366 1,529,651

---------- ---------- ---------- ----------

Total rent income 3,626,777 2,065,062 4,697,597 3,135,882

---------- ---------- ---------- ----------

Expenses:

Interest on mortgage (Note B) 265,961 265,961 797,881 797,881

Supervisory services,

to a related party (Note C) 316,982 160,810 332,672 176,500

Fees and Expenses -0- -0- -0- -0-

Amortization of mortgage

refinancing costs 6,194 6,194 18,582 18,582

---------- ---------- ---------- ----------

Total expenses 589,137 432,965 1,149,135 992,963

---------- ---------- ---------- ----------

Net Income $3,037,640 $1,632,097 $3,548,462 $2,142,919

========== ========== ========== ==========

Earnings per $10,000

participation unit, based

on 700 participation units

outstanding during the year $ 4,339.49 $ 2,331.57 $ 5,069.23 $ 3,061.31

========== ========== ========== ==========

Distributions per $10,000

participation consisted

of the following:

Income $ 4,339.49 $ 2,331.57 $ 5,069.23 $ 3,061.31

Increase (Decrease) in

capital deficit (3,965.77) (1,957.85) (3,948.07) (1,940.15)

---------- ---------- ---------- ----------

Total distributions $ 373.72 $ 373.72 $ 1,121.16 $ 1,121.16

========== ========== ========== ==========

At September 30, 1999 and 1998, there were $7,000,000 of participations outstanding.

60 East 42nd St. Associates

Condensed Balance Sheet

(Unaudited)

Assets September 30, 1999 December 31, 1998

Current assets:

Cash $ 87,879 $ 87,879

Further Additional Rent Due

from a related party (Note B) 3,091,366 -0-

----------- -----------

Total current assets 3,179,245 87,879

----------- -----------

Real estate

Land 7,240,000 7,240,000

----------- -----------

Buildings and Building Improvements 18,534,135 18,534,135

Less, allowance for depreciation 18,534,135 18,534,135

----------- -----------

-0- -0-

Mortgage refinancing costs 249,522 249,522

Less, allowance for depreciation 123,591 105,009

----------- -----------

125,931 144,513

Capitalized improvements 721,146 -0-

----------- -----------

Total assets $11,266,322 $ 7,472,392

=========== ===========

Liabilities and Capital

Current Liabilities:

Accrued Supervisory fees, to a

related party (Note C) $ 309,137 $ -0-

Due to Lessee 721,146 -0-

----------- -----------

Total Current liabilities $ 1,030,283 $ -0-

Long-term debt $12,020,814 12,020,814

Capital

Capital deficit, January 1, (4,548,422) (4,523,646)

Add, Net income:

January 1, 1999 through September 30, 1999 3,548,462 -0-

January 1, 1998 through December 31, 1998 -0- 2,390,776

----------- -----------

(999,960) (2,132,870)

60 East 42nd St. Associates

Condensed Balance Sheet

(Unaudited)

Less Distributions:

Monthly distributions,

January 1, 1999 through September 30, 1999 784,815 -0-

January 1, 1998 through December 31, 1998 -0- 1,046,420

Distribution on November 30, 1998 of

Additional Rent for the lease year

ended September 30, 1998 -0- 1,369,132

----------- -----------

Total distributions 784,815 2,415,552

----------- -----------

Capital (deficit)

September 30, 1999 (1,784,775) -0-

December 31, 1998 -0- (4,548,422)

Total liabilities and capital:

September 30, 1999 11,266,322

December 31, 1998 =========== 7,472,392

===========

60 East 42nd St. Associates

Statement of Cash Flow

(Unaudited)

January 1, 1999 January 1, 1998

through through

September 30, 1999 September 30, 1998

Cash flows from operating activities:

Net income $ 3,548,462 $2,142,919

Adjustments to reconcile net income

to cash provided by operating

activities:

Change in capitalized improvements $ (721,146) $ -0-

Amortization of mortgage

refinancing costs 18,582 18,582

Change in accrued expenses 309,137 152,965

Change in payable to lessee 721,146 -0-

Change in additional rent due (3,091,366) (1,529,651)

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

September 30, 1999 September 30, 1998

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

Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Lessee. Five of the seven Partners in Registrant are members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

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

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1999 was $3,091,366. After deducting payment of $309,137 to Counsel as an additional payment for supervisory services, the balance of $2,782,229 will be distributed to the Participants on November 30, 1999.

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

Note C - Supervisory Services

Registrant pays Counsel for special legal services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 1999, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

No remuneration was paid during the nine month period ended September 30, 1999 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $18,000 of the Basic Payment and $5,535 on account of the Additional Payment, for supervisory services for the nine month period ended September 30, 1999. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, the ownership of a partnership interest in Lessee by the trusts Mr. Peter L. Malkin created for family members. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is a member of Counsel, by reason of their respective partnership interests in Counsel, is entitled to receive his share of any fees or other remuneration paid to Counsel for services rendered to Registrant and Lessee.

As of September 30, 1999, the Partners owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing 8.8% of the currently outstanding participations therein.

In addition, as of September 30, 1999, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $5,000 of Participations. Mr. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Peter L. Malkin owned of record as trustee or co-trustee, an aggregate of $45,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $107,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to Mr. Malkin.

Richard A. Shapiro owned of record as custodian, but not beneficially, a $5,000 Participation. Mr. Shapiro disclaims any beneficial ownership of such Participation.

In accordance with the provisions of the respective participating agreements, Peter L. Malkin, Mark Labell and Richard A. Shapiro, in their capacity as agents, purchased from non-consenting Participants in October, 1999, an aggregate of $31,667 of participations for the benefit of consenting Participants, all on the terms described in the Agents Consent Solicitations dated June 30, 1999 (See Part II, Item 4). Each such purchase may be reversed at the discretion of the Agents upon receipt of the consent from the applicable non-consenting Participant.

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

Registrant does not pay dividends. During the nine month period ended September 30, 1999, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 1999, Registrant will make an additional distribution of $3,974.61 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to counsel. See Notes B and C.

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

Total income increased for the three and nine month periods ended September 30, 1999, as compared with the three and nine month periods ended September 30, 1998. Such increase was the result of an increase in Further Additional Rent payable by the Lessee for the lease year ended September 30, 1999. See Note B.

Total expenses increased for the three and nine month periods ended September 30, 1999, as compared with the three and nine month periods ended September 30, 1998. Such increase was attributable to an increase in the Additional Payment for supervisory services to be made to Counsel based on Further Additional Rent for the lease year ended September 30, 1999 as compared with payments for supervisory services with respect to Further Additional Rent for the lease year ended September 30, 1998. See Note B.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 1999, as compared with the nine month period ended September 30, 1998.

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

Item 4. Submission of Matters to a Vote of Participants.

On June 30, 1999, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a program to complete and finance improvements and grant lease extensions in the form of the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 1, 1999, and is incorporated by reference. Supplementary letters consistent with such Statement were subsequently mailed to the Participants, have been filed with the Securities and Exchange Commission, and are also incorporated by reference.

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

Date: November 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: November 16, 1999

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