Form 10-K
period 1999-12-31
60 EAST 42ND STREET ASSOCIATES
filed 2000-04-17
CIK 90794

FORM 10-K
        SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

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

An Exhibit Index is located on pages 32 through 34 of this Report. Number of pages (including exhibits) in this filing: 51


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

        Lessee is a partnership whose members consist of, among others, Mr. Peter Malkin. Five of the seven Partners in Registrant are current members of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

        As of December 31, 1999, the Building was approximately 98.95% occupied by approximately 600 tenants who engage principally in the practice of law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See
Item 2 hereof for additional information concerning the Property.

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

        (c)     The Lease

        The Lease, as modified, provides:

        (i) Lessee is required to pay Registrant an annual basic rent of $1,087,842 (the "Basic Rent"), which is equal to the sum of $1,063,842, the constant annual charges on the first mortgage calculated in accordance with the terms of the Lease, plus $24,000 for supervisory services payable to Supervisor. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes").

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

        (iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent.
                             -2-
         Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September
30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1999 was $3,091,366. After the payment of $309,137 to Supervisor as an additional payment for supervisory services, the balance of $2,782,229 was distributed to the Participants on November 30, 1999.

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

        (d)     Competition

        Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $29.19 per square foot (exclusive of electricity charges and escalation) and current deals range from $35 to $55.

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

        Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by the Mortgage Loan with an unpaid principal balance of $12,020,814 at December 31, 1999. For a description of the terms of the Mortgage Loan, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.
                                -3-
        In 1999, the participants of Associates and the Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000 and expected to take two to three years to complete.

        The Lessee is currently financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through a fee mortgage increase, and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any overage rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming overage rent continues to be earned.

        To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon the completion of the Program, an extension of the lease for an additional 50 years to 2083.

        In January 2000, the participants of the Lessee were asked to approve an increase to the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. The increased amount has been previously authorized by the participants of Associates. Such increase would extend the lease beyond 2083, based on the net present benefit to Associates of the improvements made.

Item 3.	Legal Proceedings.

        The property of Registrant is the subject of the following material pending litigation:

        Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et.
al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs.
                                -4-
Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee.

Item 4.	Submission of Matters to a Vote of Participants.

        No matters were submitted to the Participants during the last quarter of the period covered by this report.

                           -5-
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

        (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 1999, Registrant was advised of 74 transfers of Participations. In five instances, the indicated purchase price was equal to two times the face amount of the Participations transferred, i.e., $20,000 for a $10,000 participation. In all other cases, no consideration was indicated.

        (b) As of December 31, 1999, there were 748 holders of Participations of record.

        (c) Registrant does not pay dividends. During each of the years ended December 31, 1999 and 1998, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation.
On November 30, 1999 and November 30, 1998, Registrant made additional distributions for each $10,000 Participation of $3,974.61 and $1,955.90, respectively. Such distributions repre-sented primarily Additional Rent and Further Additional Rent payable by Lessee in accordance with the terms of the Lease. See
Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends solely on Lessee's ability to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.
                                -6-
[SELECTED FINANCIAL DATA]


Item 6.
                                60 EAST 42nd ST. ASSOCIATES


                                  SELECTED FINANCIAL DATA

                                  Year ended December 31,

                          1999        1998         1997        1996      1995

Basic rent income... $ 1,087,842 $ 1,087,842 $ 1,087,842 $ 1,087,842 $ 1,087,842
Advance of additional
 rent income........   1,053,800   1,053,800   1,053,800   1,053,800   1,053,800
Further additional
 rent income........   3,091,366   1,529,651   2,110,080   2,051,475   1,565,928

   Total revenue.... $ 5,233,008 $ 3,671,293 $ 4,251,722 $ 4,193,117 $ 3,707,570

Net income.......... $ 3,758,620 $ 2,390,776 $ 2,877,925 $ 2,867,971 $ 2,430,979

Earnings per $10,000
 participation unit,
 based on 700 participation
 units outstanding during
 the year........... $     5,369 $     3,415 $     4,111 $     4,097 $     3,473


Total assets........ $ 8,510,184 $ 7,472,392 $ 7,497,168 $ 7,521,944 $ 7,546,720


Long-term
  obligations....... $12,020,814 $12,020,814 $12,020,814 $12,020,814 $12,020,814


Distributions per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 the year:
   Income........... $     5,369 $     3,415 $     4,111 $     4,097 $     3,473
   Return of capital.        100          35          35          35          35

 Total distributions.$     5,469 $     3,450 $     4,146 $     4,132 $     3,508




                                -7-


Item 7.	Management's Discussion and Analysis of Financial
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

        The following summarizes the material factors affecting
Registrant's results of operations for the three years ended
December 31, 1999:

(a)	Total income increased for the year ended December 31,
1999 as compared with the year ended December 31, 1998.
Such increase is attributable to the payment of an increased amount of Further Additional Rent received by Registrant in 1999. Total income decreased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. Such decrease is attributable to the payment of a decreased amount of Further Additional Rent to Registrant in 1998. See Note 4 of the Notes.

(b)	Total expenses increased for the year ended December 31,
1999 as compared with the year ended December 31, 1998.
Such increase resulted mainly from an increase in the additional payment for supervisory services payable with respect to an increased amount of Further Additional Rent received by Registrant in 1999. Total expenses decreased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. Such decrease resulted from a decrease in the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 1998.

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

        There has been no significant change in Registrant's liquidity for the year ended December 31, 1999 as compared with the year ended December 31, 1998.

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

                        Inflation

        Inflationary trends in the economy do not directly affect Registrant's operations since, as noted above, Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Lessee. Lessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect the amount of Additional Rent and Further Additional Rent payable by Lessee, which is based on Lessee's net operating profit.


Item 8.	Financial Statements and Supplementary Data.

        The financial statements, together with the accompanying report by, and the consent to the use thereof, of J.H. Cohn LLP immediately following, are being filed in response to this item.

Item 9.	Disagreement on Accounting and Financial Disclosure.

		Not applicable.
                                -9-
                        PART III

Item 10. Directors and Executive Officers of the Registrant.

         Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 1999 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
Partner:

                                Nature                  Principal     Date
                                of Family               Occupation    Individual
                                Relation-  Business     and           became
Name                    Age     ship       Experience   Employment    Partner

Anthony E. Malkin       37      son of   President of    President of    1997
                                Peter L. real estate     W&M Properties,
                                Malkin,  management      Inc.
                                brother  company
                                of
                                Scott D.
                                Malkin

Scott D. Malkin         41      son of    Chairman and   CEO of  1997
                                Peter L.  CEO of real    S.D. Malkin
                                Malkin,   estate         Properties,
                                brother   development    Inc.
                                of        company
                                Anthony E.
                                Malkin


Mark Labell             47      None      Real Estate     Partner 1998
                                          Supervision     Wien & Malkin
                                          and Law LLP,

Thomas N. Keltner,
 Jr.                    53      None      Real Estate     Partner 1996
                                          Supervision     Wien & Malkin
                                          and Law LLP,

                                -10-

                            Nature                      Principal    Date
                            of Family                   Occupation   Individual
                            Relation-       Business    and          became
Name                Age     ship            Experience  Employment   Partner

Jack K. Feirman     54      None          Real Estate   Partner       1998
                                          Supervision   Wien & Malkin
                                                        and Law LLP,

Peter L. Malkin     66      Father       Real Estate    Senior Partner  1970
                             of          Supervision    and Chairman
                          Anthony E.     and Law        Wien & Malkin
                           and                          LLP,
                          Scott D.
                          Malkin

Richard A. Shapiro  54      None         Real Estate    Partner 1996
                                         Supervision    Wien & Malkin
                                                        and Law LLP


        As stated above, five of the Partners are current members of Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

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

                                -11-
Item 11. Executive Compensation.

         As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

         No remuneration was paid during the current fiscal year ended December 31, 1999 by Registrant to any of the Partners as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $24,000 per annum plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing an annual return of 14% on the Participants' remaining cash investment in Registrant (which remaining cash investment, at December 31, 1999, was equal to the Participant's original cash investment of $7,000,000). Pursuant to such fee arrangements, Registrant paid Supervisor a total of $333,137 (consisting of $24,000 as an annual basic payment for supervisory services and $309,137 as an additional payment for supervisory services) during the fiscal year ended December 31, 1999. The supervisory services included, among other items, the preparation of certain reports required by the Securities and Exchange Commission, the monitoring or coordination of certain other areas of legal compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Supervisor paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, five of the Partners are also members of Supervisor.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1999, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

         (b) At December 31, 1999, the Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following
Participations:

                   Name and Address     Amount of       Percent
                   of Beneficial B      eneficial        of
Title of Class	     Owners     	Ownership 	 Class

Participations    Thomas N. Keltner, Jr.  $ 2,500       .036%
in Partnership    60 East 42nd Street
Interests         New York, NY 10165

                  Anthony E. Malkin       $25,833       .369%
                  60 East 42nd Street
                  New York, NY 10165

                  Scott D. Malkin $33,334 .476%
                  27 Hereford Square
                  SW7 4NB
                  London, England
                                -13-
        At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

        Anthony E. Malkin owned of record as co-trustee an aggregate of $5,000 of Participations. Mr. Anthony E.
        Malkin disclaims any beneficial ownership of such Participations.

        Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $55,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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


Item 13. Certain Relationships and Related Transactions.

         (a) As stated in Items 1 and 10 hereof, Messrs. Feirman, Keltner, Labell, Anthony E. Malkin, Peter L. Malkin, Scott D.
Malkin and Shapiro are the seven Partners in Registrant and also act as agents for Participants in their respective partnership interests therein. Mr. Peter Malkin is also among the partners in Lessee. As a consequence of one of the seven Partners being a partner in Lessee and five of the seven Partners being members of Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant.
However, under the respective Participating Agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on the Participants' behalf. Such transactions, among others, include modification and extension of the Lease or the Mortgage
Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                                -14-
        See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 1999, Mr. Peter Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Mr. Peter Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is a partner in Supervisor, by reason of his respec-tive interest in Supervisor, is entitled to receive his pro rata share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Lessee. See
Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

		Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which five of the Partners are among the members. The respective interests of each Partner in any remuneration paid or given by Registrant to Supervisor arises solely from such Partner's ownership of an interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

		(b)	Reference is made to paragraph (a) above.

		(c)	Not applicable.

		(d)	Not applicable.


                                -15-

                                PART IV

Item 14.Exhibits, Financial Statement Schedules and
        Reports on Form 8-K.

        (a)(1)  Financial Statements:

        Consent of J. H. Cohn LLP, Certified Public Accountants, dated February 2, 2000.

        Accountant's Report of J. H. Cohn LLP, Certified Public
        Accountants, dated January 31, 2000.

        Balance Sheets at December 31, 1999 and at December 31,
        1998 (Exhibit A).

        Statements of Income for the fiscal years ended December
        31, 1999, 1998 and 1997. (Exhibit B).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1999 (Exhibit C-1).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1998 (Exhibit C-2).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1997 (Exhibit C-3).

        Statements of Cash Flows for the fiscal years ended
        December 31, 1999, 1998 and 1997 (Exhibit D).

        Notes to Financial Statements for the fiscal years ended
        December 31, 1999, 1998 and 1997.

        (2)     Financial Statement Schedules:

		List of Omitted Schedules.

	Real Estate and Accumulated Depreciation - December 31,
        1999 (Schedule III).

        (3)     Exhibits:  See Exhibit Index.

        (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.
                                -16-

[J.H. COHN LLP
 ACCOUNTANTS & CONSULTANTS]





						February 2, 2000



60 East 42nd St. Associates
New York, N. Y.

We consent to the use of our independent accountants' report dated January 31, 2000 covering our audits of the accompanying financial statements of 60 East 42nd St. Associates in connection with and as part of your December 31, 1999 annual report (Form 10-K) to the Securities and Exchange
Commission.



					      J.H. Cohn LLP








                             -17-







INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 60 East 42nd St. Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of 60 East 42nd St. Associates as of December 31, 1999 and 1998, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1999, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




				            J.H. Cohn LLP



New York, N. Y.
January 31, 2000
                                -18-
                                                               EXHIBIT A

                         60 EAST 42nd ST. ASSOCIATES

                               BALANCE SHEETS


                                A S S E T S

                                             December 31,
                                      1999                      1998
Current Assets:
  Cash in Fleet Bank                        $       677             $       677
  Cash in distribution account held
   by Wien & Malkin LLP (Note 10)                87,202                  87,202
        TOTAL CURRENT ASSETS..........           87,879                  87,879

Real Estate (Notes 2a, 3 and 12):
  Land.............................           7,240,000               7,240,000
  Buildings.... ............... $16,960,000              $16,960,000
    Less: Accumulated
       depreciation............  16,960,000         -     16,960,000        -
  Building improvements........   1,574,135                1,574,135
    Less: Accumulated
       depreciation............   1,574,135         -      1,574,135        -
  Building improvements, construction
   in progress.................               1,062,568                     -

Other Assets:
  Mortgage refinancing costs, less
   accumulated amortization of
   $129,785 in 1999 and $105,009
   in 1998 (Note 2b)...........                 119,737                  144,513

        TOTAL ASSETS..........              $ 8,510,184             $  7,472,392


                         LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Due to lessee, a related
   party (Note 12)..............             $ 1,062,568            $       -
  Accrued professional fees, to a
   related party (Note 6).......                  45,253                    -
        TOTAL CURRENT LIABILITIES.             1,107,821                    -

Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Note 3)....       12,020,814             12,020,814

        TOTAL LIABILITIES..............       13,128,635             12,020,814

Commitments and contingencies
 (Notes 11 and 12).....................

Partners' Capital Deficit (Exhibit C)..       (4,618,451)            (4,548,422)

        TOTAL LIABILITIES AND
         PARTNERS' CAPITAL DEFICIT.....      $ 8,510,184             $ 7,472,392



        See accompanying notes to financial statements.
                                   -19-
                                                              EXHIBIT B

                      60 EAST 42nd ST. ASSOCIATES

                          STATEMENTS OF INCOME



                                                 Year ended December 31,

                                                 1999         1998        1997
Revenue:

  Rent income, from a related party (Note 4). $5,233,008  $3,671,293  $4,251,722

Expenses:

  Interest on mortgage (Note 3).............   1,063,842   1,063,842   1,063,842


  Supervisory services, to a related party
   (Note 5)...............................       340,517     183,506     237,634

  Amortization of mortgage refinancing costs
   (Note 2b)...............................       24,776      24,776      24,776

  Professional fees, primarily to a
   related party (Note 6).................        45,253       8,393      47,545

                                               1,474,388   1,280,517   1,373,797


            NET INCOME, CARRIED TO PARTNERS'
             CAPITAL DEFICIT (NOTE 9).......  $3,758,620  $2,390,776  $2,877,925



Earnings per $10,000 participation unit, based
 on 700 participation units outstanding during
 each year..................................  $    5,369  $    3,415  $    4,111















	See accompanying notes to financial statements.

                                -20-
                                                                EXHIBIT C-1

                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 1999

                                                                                        Partners'
                         Partners'                              capital deficit
                    capital deficit    Share of                    December 31,
                    January 1, 1999  net income  Distributions      1999


Jack Feirman Group.. $  (649,774)    $  536,945    $  546,950       $  (659,779)


Mark Labell Group....   (649,775)       536,946       546,950          (659,779)


Richard A. Shapiro
  Group.............    (649,775)       536,946       546,950          (659,779)


Anthony E. Malkin
  Group.............    (649,775)       536,946       546,950          (659,779)


Peter L. Malkin
  Group.............    (649,774)       536,946       546,950          (659,778)


Scott D. Malkin
  Group.............    (649,774)       536,946       546,950          (659,778)


Thomas N. Keltner
   Jr. Group........    (649,775)       536,945       546,949          (659,779)

                     $(4,548,422)    $3,758,620    $3,828,649       $(4,618,451)











	See accompanying notes to financial statements.

                                -21-
                                                                EXHIBIT C-3

                         60 EAST 42nd ST. ASSOCIATES

                   STATEMENT OF PARTNERS' CAPITAL DEFICIT
                        YEAR ENDED DECEMBER 31, 1997

                                                                   Partners'
                    Partners'                                   capital deficit
                capital deficit    Share of                      December 31,
                 January 1, 1997   net income   Distributions         1997
Stanley Katzman
   Group.......   $  (642,696)    $  411,132    $  414,671       $  (646,235)


John L. Loehr
   Group.........    (642,696)       411,132       414,671          (646,235)


Richard A. Shapiro
   Group.......      (642,695)       411,132       414,672          (646,235)


Anthony E. Malkin Group
 (formerly Donald A. Bettex
  Group).......      (642,695)       411,132       414,672          (646,235)


Peter L. Malkin
  Group........      (642,696)       411,133       414,672          (646,235)


Scott D. Malkin Group
 (formerly Ralph W. Felsten
  Group).......      (642,696)       411,132       414,671          (646,235)


Thomas N. Keltner
   Jr. Group.....    (642,696)       411,132       414,672          (646,236)

                  $(4,498,870)    $2,877,925    $2,902,701       $(4,523,646)




















	See accompanying notes to financial statements.
                                -22-
                                                               EXHIBIT C-2

                            60 EAST 42nd ST. ASSOCIATES

                       STATEMENT OF PARTNERS' CAPITAL DEFICIT
                            YEAR ENDED DECEMBER 31, 1998

                                                                    Partners'
                     Partners'                                   capital deficit
                   capital deficit    Share of                      December 31,
                   January 1, 1998   net income   Distributions         1998


Jack Feirman Group
 (formerly Stanley
  Katzman Group)... $  (646,235)    $  341,539    $  345,078       $  (649,774)


Mark Labell Group
 (formerly
  John L. Loehr
  Group)......         (646,235)       341,539       345,079          (649,775)


Richard A. Shapiro
  Group.......         (646,235)       341,539       345,079          (649,775)


Anthony E. Malkin
  Group.......         (646,235)       341,539       345,079          (649,775)


Peter L. Malkin
  Group.......         (646,235)       341,540       345,079          (649,774)


Scott D. Malkin
  Group.......         (646,235)       341,540       345,079          (649,774)


Thomas N. Keltner
  Jr. Group.....       (646,236)       341,540       345,079          (649,775)

                    $(4,523,646)    $2,390,776    $2,415,552       $(4,548,422)












	See accompanying notes to financial statements.

                                -23-
                                                                  EXHIBIT D

                             60 EAST 42nd ST. ASSOCIATES

                              STATEMENTS OF CASH FLOWS


                                              Year ended December 31,
                                           1999         1998        1997
Cash flows from operating activities:
  Net income...................      $ 3,758,620   $ 2,390,776   $ 2,877,925
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization of mortgage
     refinancing costs.............       24,776        24,776        24,776
     Change in accrued expenses....       45,253            -            -

         Net cash provided by
           operating activities....    3,828,649     2,415,552     2,902,701


Cash flows from financing activities:
  Cash distributions..............    (3,828,649)   (2,415,552)   (2,902,701)

         Net cash used in financing
           activities.............    (3,828,649)   (2,415,552)   (2,902,701)

         Net change in cash...........      -            -           -

Cash, beginning of year.............      87,879        87,879        87,879

         CASH, END OF YEAR.......... $    87,879   $    87,879   $    87,879




Supplemental disclosure of cash flow information:

                                        1999           1998            1997
  Cash paid for:
    Interest.....................    $ 1,063,842    $ 1,063,842  $ 1,063,842

Supplemental disclosure of noncash
 investing and financing activities:
	In 1999 the Partnership purchased
	 certain building improvements by
	 means of a financing agreement
         with the lease............. $ 1,062,568









	See accompanying notes to financial statements.

                                -24-
                          60 EAST 42nd ST. ASSOCIATES

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

In 1999 Associates began a building improvement program (see Note 12). At December 31, 1999 costs of $1,062,568 have been incurred for new building improvements, construction in progress which have not yet been put into service. It is Associates' policy to depreciate such improvements when placed in service.

b.      Mortgage Refinancing Costs, Amortization and Related Party Transactions:

Mortgage refinancing costs of $249,522, incurred in connection with the October 6, 1994 refinancing of the first mortgage payable (see Note 3), are being charged to income ratably over the 10 year and 26 day term of the mortgage, from October 6, 1994 through October 31, 2004.

c.      Use of Estimates:

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

                                -25-
                         60 EAST 42nd ST. ASSOCIATES

                      NOTES TO FINANCIAL STATEMENTS
                                  (continued)

4.	Related Party Transactions - Rent Income

Rent income for the years ended December 31, 1999, 1998 and 1997, totaling $5,233,008, $3,671,293 and $4,251,722, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

                                  1999            1998            1997

   Basic rent income............. $1,087,842      $1,087,842      $1,087,842
   Advance of additional rent....  1,053,800       1,053,800       1,053,800
   Further additional rent.......  3,091,366       1,529,651       2,110,080

                                  $5,233,008      $3,671,293      $4,251,722


The lease, as modified, provides for annual basic rent of $1,087,842, which is equal to the sum of $1,063,842, the constant annual mortgage charges, plus $24,000.

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

See Note 12.

A partner in Associates is also a partner in the Lessee.
                                -26-

                          60 EAST 42nd ST. ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS
                               (continued)

5. Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 1999, 1998 and 1997, totaling $340,517, $183,506 and $237,634, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.


6. Related Party Transactions - Professional Fees

Professional fees for the years ended December 31, 1999, 1998 and 1997, totaling $39,226, $8,393, and $47,545, respectively, including disbursements, were paid or accrued to the firm of Wien & Malkin LLP, a related party.


7. Number of Participants

There were approximately 745 participants in the participating groups at December 31, 1999, 1998 and 1997.


8. Determination of Distributions to Participants

Distributions to participants during each year represent the excess of rent income over the mortgage requirements and cash expenses.


9. Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 1999, 1998 and 1997, based on 700 participation units outstanding during each year, consisted of the following:

                                           Year ended December 31,
                                              1999    1998     1997

             Income........................  $5,369  $3,415   $4,111
             Return of capital.............     100      35       35
             TOTAL DISTRIBUTIONS.....        $5,469  $3,450   $4,146


Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

                                -27-


                              60 EAST 42nd ST. ASSOCIATES

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)


10. Concentration of Credit Risk

Associates maintains cash balances in a bank and in a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1999 was completely insured. The distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 2000.


11. Contingencies

Wien & Malkin LLP and Peter L. Malkin, a partner in Associates, are engaged in a dispute with Helmsley-Spear, Inc., the managing agent of Associates' real property, concerning the management, leasing and supervision of the property being net leased to the Lessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred and additional costs are expected to be incurred. Associates' allocable share of such costs cannot as yet be determined. Accordingly, Associates has not provided for the expense and related liability with respect to such costs in the accompanying financial statements.


12. Building Improvements Program and Subsequent Event

In 1999 the participants of Associates and the Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000 and expected to take two to three years to complete.

The Lessee is currently financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through a fee mortgage increase, and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any overage rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming overage rent continues to be earned.

To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon the completion of the Program, an extension of the lease (Note 4) for an additional 50 years to 2083.

In January 2000 the participants of the Lessee were asked to approve an increase to the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. The increased amount had previously been authorized by the participants of Associates. Such increase would extend the lease beyond 2083, based on the net present benefit to Associates of the improvements made.

                                -28-
                            60 EAST 42nd ST. ASSOCIATES


                               OMITTED SCHEDULES


The following schedules have been omitted as not applicable in the present instance:


     SCHEDULE I  -  Condensed financial information of registrant.

     SCHEDULE II -  Valuation and qualifying accounts.

     SCHEDULE IV -  Mortgage loans on real estate.















                                -29-


                  60 EAST 42nd ST. ASSOCIATES               SCHEDULE III

                Real Estate and Accumulated Depreciation
                           December 31, 1999

Column

  A  Description           Land, buildings and building
                           improvements situated at
                           60 East 42nd Street and
                           301 Madison Avenue, New York, N.Y.

  B  Encumbrances - Morgan Guaranty Trust Company of New York,
                    as trustee of a pension trust
     Balance at December 31, 1999...........................  $12,020,814

  C  Initial cost to company
       Land.................................................  $ 7,240,000

       Buildings............................................  $16,960,000

  D  Cost capitalized subsequent to acquisition
       Building improvements................................  $ 1,574,135

       Building improvements, construction in progress......  $ 1,062,568

       Carrying costs.......................................  $   None

  E  Gross amount at which carried at
       close of period
        Land................................................  $ 7,240,000
        Buildings and building improvements.................   19,596,703

     Total..................................................  $26,836,703(a)

  F   Accumulated depreciation..............................  $18,534,135(b)

  G   Date of construction                                     1930

  H   Date acquired                                      October 1, 1958

  I   Life on which depreciation in latest
      income statements is computed                       Not applicable


(a) The carrying values of real estate for the years ended December 31, 1998 and 1997 was $25,774,135. For the year ended December 31, 1999 Associates began a building improvements program (see Note 12) and incurred building improvements, construction in progress costs of $1,062,568. No depreciation has been taken on the building improvements, construction in progress since these improvements have yet to be put into service. The costs for federal income tax purposes are the same as for financial statement purposes.

(b)   Accumulated depreciation
        Balance at January 1, 1997                      $18,534,135
          Depreciation:
             F/Y/E 12/31/97                      None
                   12/31/98                      None
                   12/31/99                      None        None

        Balance at December 31, 1999                    $18,534,135

                                -30-



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


Date:  April 14, 2000


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date:  April 14, 2000









________________________
*	Mr. Katzman supervises accounting functions for Registrant.
                              -31-
                        Exhibit Index


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
                              -32-
        Number          Document        Page*

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
                            -33-
        Number          Document        Page*



        13(a)   Letter to Participants, dated March 2,
                2000 and supplementary financial reports for the fiscal year ended December 31, 1999. The foregoing material shall not be deemed to be "filed" with the Com-mission or otherwise subject to the liabilities of Section 18 of the Secur-ities Exchange Act of 1934.

        13(b)   Letter to Participants, dated November 30,
                1999 and accompanying financial reports
                for the lease year ended September 30,
                1999.  The foregoing material shall not
                be deemed to be "filed" with the
                Commission or otherwise subject to the
                liabilities of Section 18 of the
                Securities Exchange Act of 1934.

        24      Powers of Attorney dated March 18, 1998,
                March 20, 1998 and May 14, 1998 between
                the Partners of Registrant and Stanley
                Katzman and Richard A. Shapiro, which
                was filed as Exhibit 24 to Registrant's
                10-Q for the period ended March 31, 1998 and is incorporated by reference as an exhibit hereto.

        27      Financial Data Schedule of Registrant
                for the fiscal year ended December 31,
                1999.












_______________________
*	Page references are based on a sequential numbering system.

                                -34-