Form 10-Q
period 2000-03-31
60 EAST 42ND STREET ASSOCIATES
filed 2000-05-23
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statments

60 East 42nd St. Associates

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2000 1999

Income:

Basic rent, from a

related party (Note B) $ 277,433 $ 271,960

Additional rent from a

related party (Note B) 263,450 263,450

Interest Income 53 -0-

---------- ----------

Total rent income 540,936 535,410

---------- ----------

Expenses:

Interest on mortgages (Note B) 271,434 265,960

Supervisory services, to

a related party (Note C) 7,845 7,845

Professional Fees 79,896 -0-

Amortization of mortgage

refinancing costs 18,760 6,194

---------- ----------

Total expenses 377,935 279,999

---------- ----------

Net Income $ 163,001 $ 255,411

========== ==========

Earnings per $10,000

participation unit, based

on 700 participation units

outstanding during the year $ 232.86 $ 364.87

========== ==========

Distributions per $10,000

participation consisted

of the following:

Income $ 232.86 $ 364.87

Return of Capital $ 140.86 8.85

========== ==========

Total distributions $ 373.72 $ 373.72

========== ==========

At March 31, 2000 and 1999, there were $7,000,000 of participations outstanding.

60 East 42nd St. Associates

Condensed Balance Sheet

(Unaudited)

Assets March 31, 2000 December 31, 1999

Current assets:

Cash $ 90,859 $ 87,879

Rent Receivable 5,473 -0-

----------- -----------

Total current assets 96,332 87,879

Real estate

Land 7,240,000 7,240,000

Buildings and Building Improvements 18,534,135 18,534,135

Less, allowance for depreciation 18,534,135 18,534,135

----------- -----------

-0- -0-

Building improvements, construction

in progress 1,391,776 1,062,568

Second Mortgage Costs 946,574 -0-

Less, allowance for amortization 12,565 -0-

----------- ---------

934,009 -0-

Mortgage refinancing costs 249,522 249,522

Less, allowance for amortization 135,979 129,785

----------- -----------

113,543 119,737

----------- -----------

Total assets $ 9,775,660 $ 8,510,184

=========== ===========

Liabilities and Capital (deficit):

Current Liabilities:

Due to Lessee $ 1,391,776 1,062,568

Accrued Expense 80,125 45,253

----------- -----------

Total Current Liabilities 1,471,901 1,107,821

Long-term debt $13,020,814 12,020,814

Capital (deficit)

Capital (deficit), January 1, (4,618,451) (4,548,422)

Add, Net income:

January 1, 2000 through March 31, 2000 163,001 -0-

January 1, 1999 through December 31, 1999 -0- 3,758,620

----------- -----------

(4,455,450) (789,802)

60 East 42nd St. Associates

Condensed Balance Sheet

(Unaudited)

(CONTINUED)

Less Distributions: March 31, 2000 December 31, 1999

Monthly distributions,

January 1, 2000 through March 31, 2000 261,605 -0-

January 1, 1999 through December 31, 1999 -0- 1,046,420

Distribution on November 30, 1999 of

Additional Rent for the lease year

ended September 30, 1999 -0- 2,782,229

----------- -----------

Total distributions 261,605 3,828,649

----------- -----------

Capital (deficit)

March 31, 2000 (4,717,055) -0-

December 31, 1999 -0- (4,618,451)

----------- -----------

Total liabilities and capital (deficit):

March 31, 2000 9,775,660 -0-

December 31, 1999 -0- 8,510,184

=========== ==========

60 East 42nd St. Associates

Condensed Statement of Cash Flows

(Unaudited)

January 1, 2000 January 1, 1999

through through

March 31, 2000 March 31, 1999

Cash flows from operating activities:

Net income $ 163,001 $ 255,411

Adjustments to reconcile net income

to cash provided by operating

activities:

Amortization of mortgage

refinancing costs 18,760 6,194

Increase in Rent Receivable (5,473) -0-

Building Improvements in progress (329,208) -0-

Due to Lessee 329,208 -0-

Accrued Expense 34,871 -0-

--------- ---------

Net cash provided by operating

activities 211,159 261,605

----------- ----------

Cash flows from financing activities:

Increase in Second Mortgage Costs (946,574) -0-

Proceeds from Second Mortgage 1,000,000 -0-

Cash distributions (261,605) (261,605)

----------- ----------

Net cash used in financing

activities (208,179) (261,605)

----------- ----------

Net increase in cash 2,980 -0-

Cash, beginning of period 87,879 87,879

----------- ----------

Cash, end of period $ 90,859 $ 87,879

=========== ==========

January 1, 2000 January 1, 1999

through through

March 31, 2000 March 31, 1999

Cash paid for:

Interest $ 271,434 $ 265,960

=========== ==========

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2000, its results of operations and cash flows for the three months ended March 31, 2000 and 1999 and its changes in Partners' capital for the three months ended March 31, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's, Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

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

Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, Trusts for the benefit of Members of Peter L. Malkin's family. Five of the seven Partners in Registrant are current members of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee (the "Supervisor"). See Note C of this Item 1 ("Note C").

In 1999, the participants of Associates and the Lessee consented to a building improvement program (the "Program") estimated to cost approximately $22,800,000 and expected to take two to three years to complete. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, an extension of the lease for an additional 50 years to 2083.

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

(iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the participants have received distributions equal to a return of 14%per annum, $73.80 is paid to Supervisor from the advances against Additional Rent.

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a compilation report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 1999 was $3,091,366. After the payment of $309,137 to Supervisor as an additional payment for supervisory services, the balance of $2,782,229 was distributed to the Participants on November 30, 1999.

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

If the Mortgage is modified, upon the first refinancing which would result in an increase in the amount of the outstanding principal balance of the mortgage, the Basic Rent shall be equal to the Wien & Malkin LLP annual supervisory fee of $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to such refinancing. If there are subsequent refinancings which result in an increase in the amount of the outstanding principal balance of the mortgage, the principal balance referred to above shall be reduced by the amount of the mortgage amortization payable from Basic Rent subsequent to the first refinancing. A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was approved and an initial advance of $1,000,000 was taken on March 8, 2000. Monthly payments of interest only at the rate of 8.21% apply to the initial advance and additional advances of up to $6,000,000 made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 and amounts in excess of $7,000,000 are of interest only at the 30 day LIBOR rate. Amounts advanced after October 1, 2002 require interest only payments at 1.65 points in excess of the yield on U.S. Treasury Securities. Maturity is October 31, 2004.

During Prepayment Period, Borrower has the option to prepay the Note in whole only, on the first day of any month upon (i) prior written notice given by prepaid registered or certified mail at least sixty (60) days prior to the date fixed for prepayment and (ii) the payment of the Prepayment Premium plus accrued interest. There shall be no Prepayment Premium after October 1, 2004 to and including the Maturity Date.

During Prepayment Period, Borrower has the option to prepay the Note in whole only, on the first day of any month upon (i) prior written notice given by prepaid registered or certified mail at least sixty (60) days prior to the date fixed for prepayment and (ii) the payment of the Prepayment Premium plus accrued interest. There shall be no Prepayment Premium after October 1, 2004 to and including the Maturity Date.

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 2000, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

No remuneration was paid during the three month period ended March 31, 2000 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Supervisor $6,000 of the Basic Payment and $1,845 on account of the Additional Payment, for supervisory services for the three month period ended March 31, 2000. The Supervisory services included, among other things, the preparation of certain reports required by the Securities and Exchange Commission, the moni

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 2000, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit ership interests in Supervisor, is entitled to receive his share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of March 31, 2000, the Partners owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

In addition, as of March 31, 2000, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

laims any beneficial ownership of such Participations.

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

In accordance with the provisions of the respective participating agreements, Mark Labell and Scott D. Malkin, in their capacity as agent, purchased from non-consenting Participants an aggregate of $10,000 of participations for the benefit of consenting Participants, all on the terms described in the Agents' Consent Solicitations dated June 30, 1999. Each such purchase may be revised at the discretion of the Agents upon receipt of the consent from the applicable non-consenting Participant.

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

Registrant does not pay dividends. During the three month period ended March 31, 2000, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 1999, Registrant made an additional distribution of $3,974.61 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor. See Notes B and C.

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

Total income increased for the three month period ended March 31, 2000, as compared with the three month period ended March 31, 1999. Such increase is attributable to an increase in basic rent to cover an increase in debt service and interest income received be Registrant in the period ended March 31, 2000 as compared with the period ended March 31, 1999.

Total expenses increased for the three month period ended March 31, 2000, as compared with the three month period ended March 31, 1999. Such increase is attributable to an increase in interest on the second mortgage paid by Registrant in the period ended March 31, 2000 as compared with the period ended March 31, 1999.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the three month period ended March 31, 2000, as compared with the three month period ended March 31, 1999.

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

Dated: May 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Dated: May 23, 2000

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