Form 10-Q
period 2000-06-30
60 EAST 42ND STREET ASSOCIATES
filed 2000-08-15
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates

Condensed Statement of Income

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2000 1999 2000 1999

Income:

Basic rent income, from a

related party (Note B) $ 292,487 $ 271,960 $ 569,920 $543,921

Advance of Additional rent from

a related party (Note B ) 263,450 263,450 526,900 526,900

Interest Income -0- -0- 53 -0-

Total income $ 555,937 $ 535,410 $ 1,096,873 $1,070,821

Expenses:

Interest on mortgage s ( Note B ) $286,714 $265,960 $558,148 $ 531,921

Supervisory services, to a

related party (Note C) 7,845 7,845 15,690 15,690

Amortization of mortgage

refinancing costs 57,140 6,194 75,900 12,388

Professional fees 6,825 -0- 86,721 -0-

Total expenses $358,524 $279,999 $736,459 $ 559,999

Net income for period $197,413 $255,411 $360,414 $ 510,822

====== = ====== ===== = ======

Earnings per $10,000

participation unit, based on

700 participation units

outstanding during the period $282.02 $364.87 $ 514.88 $729.75 ===== ====== ====== ======

Distributions per $10,000

participation consisted of

the following:

Income $282.02 $364.87 $514.88 $729.75

Return of Capital 91.70 8.85 232.56 17.69

Total distributions $373.72 $373.72 $747.44 $747.44

====== ====== ====== ======

At June 30, 2000 and 1999, there were $7,000,000 of participations outstanding.

60 East 42nd St. Associates

Condensed Balance Sheet

(Unaudited)

Assets June 30, 2000 December 31, 1999

Current assets:

Cash $ 96,122 $ 87,879

----------- -----------

Total current assets 96,122 87,879

----------- -----------

Real estate

Land 7,240,000 7,240,000

---------- ----------

Buildings and building improvements 18,534,135 18,534,135

Less, allowance for depreciation 18,534,135 18,534,135

----------- -----------

-0- -0-

----------- ----------

Building improvements, construction

in progress 2,140,607 1,062,568

---------- ----------

Second mortgage costs 946,574 -0-

Less, allowance for amortization 63,511 -0-

----------- ---------

883,063 -0-

----------- ----------

Mortgage refinancing costs 249,522 249,522

Less, allowance for amortization 142,173 129,785

----------- -----------

107,349 119,737

----------- -----------

Total assets $10,467,141 $ 8,510,184

=========== ===========

Liabilities and Capital (Deficit):

Current Liabilities:

Due to Lessee $ 2,140,607 1,062,568

Accrued interest payable 6,842 -0-

Accrued expenses 80,125 45,253

----------- -----------

Total Current Liabilities 2,227,574 1,107,821

----------- -----------

Long-term debt $13,020,814 12,020,814

----------- -----------

Capital (deficit):

Capital (deficit), January 1, (4,618,451) (4,548,422)

Add, Net income:

January 1, 2000 through June 30, 2000 360,414 -0-

January 1, 1999 through December 31, 1999 -0- 3,758,620

----------- -----------

(4,258,037) (789,802)

----------- -----------

60 East 42nd St. Associates

Condensed Balance Sheet

(Unaudited)

(CONTINUED)

Less Distributions: June 30, 2000 December 31, 1999

Monthly distributions,

January 1, 2000 through June 30, 2000 523,210 -0-

January 1, 1999 through December 31, 1999 -0- 1,046,420

Distribution on November 30, 1999 of

Additional Rent for the lease year

ended September 30, 1999 -0- 2,782,229

----------- -----------

Total distributions 523,210 3,828,649

----------- -----------

Capital (deficit):

June 30, 2000 $(4,781,247) $ -0-

December 31, 1999 -0- (4,618,451)

----------- -----------

Total liabilities and capital (deficit):

June 30, 2000 $10,467,141 -0-

December 31, 1999 -0- $8,510,184

=========== ==========

60 East 42nd St. Associates

Condensed Statement of Cash Flows

(Unaudited)

January 1, 2000 January 1, 1999

through through

June 30, 2000 June 30, 1999

Cash flows from operating activities:

Net income $ 360,414 $ 510,822

Adjustments to reconcile net income

to cash provided by operating

activities:

Amortization of mortgage

refinancing costs 75,900 12,388

Accrued expenses 34,871 -0-

Accrued interest payable 6,842 -0-

--------- ---------

Net cash provided by operating

activities $ 478,027 $ 523,210

----------- ----------

Cash flows from financing activities:

Increase in Second Mortgage Costs $ (946,574) $ -0-

Proceeds from Second Mortgage 1,000,000 -0-

Cash distributions (523,210) (523,210)

----------- ----------

Net cash used in financing

activities $ (469,784) $(523,210)

----------- ----------

Net increase in cash $ 8,243 $ -0-

Cash, beginning of period 87,879 87,879

----------- ----------

Cash, end of period $ 96,122 $ 87,879

=========== ==========

January 1, 2000 January 1, 1999

through through

June 30, 2000 June 30, 1999

Cash paid for:

Interest $ 551,306 $ 531,921

=========== ==========

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2000, its results of operations for the six and three months ended June 30, 2000 and 1999, its cash flows for the six months ended June 30, 2000 and 1999 and its changes in Partners' capital for the six months ended June 30, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Richard A. Shapiro, Jack Feirman and Mark Labell, (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant (individually, a "Participant" and, collectively, "Participants").

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

In 1999, the participants of Associates and the partners in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $28,000,000 and expected to take two to three years to complete. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, an extension of the lease for an additional 50 years to 2083.

The Lease, as modified March 1, 2000, provides that Lessee

is required to pay Registrant:

(i) annual basic rent (the "Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant installment payments of interest and amortization (excluding any balloon principal due at maturity) payable during such year under all mortgages to which the Lease is subordinate, provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $ 40,000,000 plus refinancing costs.

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

A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was approved and an initial advance of $1,000,000 was taken on March 8, 2000. Monthly payments of interest only at the rate of 8.21% per annum apply to the initial advance and additional advances of up to $6,000,000 made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 and amounts in excess of $7,000,000 are at interest only at the 30 day LIBOR rate. Amounts advanced after October 1,

During the prepayment period, Borrower has the option to prepay the second mortgage note in whole only, on the first day of any month upon (i) prior written notice given by prepaid registered or certified mail at least sixty (60) days prior to the date fixed for prepayment and (ii) the payment of the prepayment premium plus accrued interest. There shall be no prepayment premium after October 1, 2004 to and including the Maturity Date.

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements $24,000 per annum (the "Basic Payment"), plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 2000, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

No remuneration was paid during the six month period ended June 30, 2000 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Supervisor $12,000 of the Basic Payment and $3,690 on account of the Additional Payment, for supervisory services for the six month period ended June 30, 2000. The supervisory services included, among other things, the preparation of certain reports required by the Securities and Exchange Commission, the monitorin

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 2000, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit rship interests in Supervisor, is entitled to receive his share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of June 30, 2000, the Partners owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

In addition, as of June 30, 2000, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

 In addition, as of June 30, 2000, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $5,000 of Participations. He disclaims any beneficial ownership of such Participations.

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $45,714 of Participations. He disclaims any beneficial ownership of such Participations.

Richard A. Shapiro owned of record as custodian, but not beneficially, a $5,000 Participation. He disclaims any beneficial ownership of such Participation.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $107,500 of Participations. He disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.

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

Registrant does not pay dividends. During the six month period ended June 30, 2000, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 1999, Registrant made an additional distribution of $3,974.61 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor. See Notes B and C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market. It is difficult for management to forecast the New York City real estate market. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total income increased for the six month period ended June 30, 2000, as compared with the six month period ended June 30, 1999. Such increase is attributable to an increase in basic rent to cover an increase in debt service during the period ended June 30, 2000 as compared with the period ended June 30, 1999.

Total expenses increased for the six month period ended June 30, 2000, as compared with the six month period ended June 30, 1999. Such increase is attributable to an increase in interest on the second mortgage, an increase in amortization of mortgage refinancing costs and professional fees incurred during the period ended June 30, 2000 as compared with the period ended June 30, 1999.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the six month period ended June 30, 2000, as compared with the six month period ended June 30, 1999.

No amortization payments are due under the first and second mortgages to fully satisfy the outstanding principal balance at maturity, and furthermore Registrant does not maintain any reserve to cover the payment of such mortgage indebtedness at maturity. Therefore, repayment of the mortgages will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the mortgage balance at maturity.

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

Inflation

Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1999, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

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

Dated: August 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Dated: August 14, 2000

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