Form 10-Q
period 2000-09-30
60 EAST 42ND STREET ASSOCIATES
filed 2000-11-22
CIK 90794

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                     or

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

An Exhibit Index is located on Page 16 of this Report. Number of pages (including exhibits) in this filing: 16



                       PART I. FINANCIAL INFORMATION

                        60 East 42nd St. Associates
                       Condensed Statements of Income
                               (Unaudited)

                  	    					For the Three Months	   For the Nine Months
                   				    		Ended September 30,		  Ended September 30,
                       							2000        1999	 	     2000       1999
Income:
  Basic rent, from a
   related party (Note B)		$ 297,571	 $  271,961	$  867,491 $  815,881
  Advance of additional
  rent from a related
  party (Note B)		           263,450	    263,450	   790,350    790,350
  Further additional rent
  from a related party
  (Note B)		               6,173,375	  3,091,366	 6,173,375  3,091,366
  Interest income              1,019         -0-      1,072        -0-
                						    ----------	 ----------	---------- ----------
Total income	             $6,735,415  $3,626,777 $7,832,288 $4,697,597
              					  	    ----------	 ----------	---------- ----------
Expenses:

	Interest on mortgages
 (Note B)                  $ 292,414	 $  265,961	$  850,562  $ 797,881
	Supervisory services,
 to a related party
 (Note C)	                   625,182	    316,982	   640,872    332,672
	Amortization of mortgage
    refinancing costs			      57,139	      6,194	   133,039     18,582
   Professional fees,including
    $ 70,054 to a related
    party (Note D)               -0-         -0-     86,721       -0-
                						    ----------	 ----------	---------- ----------
		Total expenses		         $ 974,735	   $589,137	$1,711,194 $1,149,135
                						    ----------	 ----------	---------- ----------
Net Income for period	    $5,760,680  $3,037,640	$6,121,094 $3,548,462
                						    ==========	 ==========	========== ==========
Earnings per $10,000
	participation unit,
 based	on 700
 participation units
	outstanding during
 the year                 $ 8,229.54	 $ 4,339.49	$ 8,744.42 $ 5,069.23
                						    ==========	 ==========	========== ==========
Distributions per $10,000
	participation unit consisted
	of the following:

	Income		           		    $   373.72	 $   373.72	$ 1,121.16 $ 1,121.16
                						    ----------	 ----------	---------- ----------
	Total distributions		    $   373.72	 $   373.72	$ 1,121.16 $ 1,121.16
                						    ==========	 ========== ========== ==========


  At September 30, 2000 and 1999, there were $7,000,000 of participation units outstanding.


                        60 East 42nd St. Associates
                         Condensed Balance Sheets
                               (Unaudited)

Assets						                        September 30, 2000  December 31, 1999
Current assets:
  Cash							                             	$ 6,017,018	 $    87,879
  Further additional rent due
   from lessee, a related party (Note B)	    6,173,375	        -0-
  Basic rent due from lessee, a
   related party (Note B)                        4,628         -0-
                                   								----------- 	-----------
   Total current assets					                12,195,021       87,879
                                  									-----------	 -----------
Real estate
  Land					                             			  7,240,000	   7,240,000
                                  									-----------	 -----------
  Buildings and building improvements		     18,534,135	  18,534,135
   Less, allowance for depreciation	      	 18,534,135	  18,534,135
                                  									-----------	 -----------
                                      										   -0-		       -0-
                                           -----------  -----------
Building improvements, construction
   in progress		                             2,604,479	   1,062,568
                                            ----------  -----------
 Second mortgage costs	                        946,574	        -0-
    Less, allowance for amortization 	         114,457	        -0-
                                    				   -----------  	-----------
                                    				       832,117	        -0-
                                           -----------   -----------
Mortgage refinancing costs				                 249,522	     249,522
   Less, allowance for amortization		          148,367	     129,785
          								                        	-----------	  -----------
                          									            101,155	     119,737
                                           -----------   -----------
   Total assets				                      		$22,972,772 	$ 8,510,184
                                  									===========	  ===========
Liabilities and Capital (Deficit) :
Current Liabilities:
  Accrued supervisory fees, to a
   related party                           $   617,337  $       -0-
  Due to lessee, a related party (Note B)	   2,604,479 	  1,062,568
  Accrued interest payable				                  12,314	         -0-
  Accrued expenses                                 -0-       45,253
                              								     ----------- 	-----------
Total current liabilities		          	       3,234,130	   1,107,821
                                           -----------  -----------
Long-term debt 	                      					 19,020,814	  12,020,814
                                           -----------  -----------
   Total liabilities                        22,254,944   13,128,635
                                           -----------  -----------




                        60 East 42nd St. Associates
                         Condensed Balance Sheets
                                (continued)
                                (Unaudited)


                                      September 30, 2000  December 31, 1999
Capital (deficit):
Capital (deficit), January 1,			          	$(4,618,451)	    $ (4,548,422)
  Add, Net income:
  January 1, 2000 through
  September 30, 2000	                        6,121,094 	        -0-
  January 1, 1999 through December 31, 1999	      -0-	         3,758,620
                                  									-----------	      -----------
                                             1,502,643          (789,802)
                                           -----------       -----------
Less Distributions:
   Monthly distributions,
   January 1, 2000 through
   September 30, 2000                          784,815	         -0-
   January 1, 1999 through December 31, 1999		    -0-	         1,046,420
   Distribution on November 30, 1999 of
    Additional Rent for the lease year
     ended September 30, 1999			         	        -0-       	  2,782,229
                                  									-----------      	-----------
Total distributions					                       784,815      	  3,828,649
                                  									-----------	      -----------
Capital (deficit):
   September 30, 2000                 					    717,828	         -0-
   December 31, 1999	                 				        -0-	        (4,618,451)
                                          ------------       -----------

Total liabilities and capital (deficit):
   September 30, 2000		                 			$22,972,772
   December 31, 1999					                  ===========	       $8,510,184
                                                 											 ===========


                        60 East 42nd St. Associates
                         Statements of Cash Flows
                               (Unaudited)

                            						    January 1, 2000	     January 1, 1999
                            							       through		  	         through
                           							  September 30, 2000    September 30, 1999

Cash flows from operating activities:
   Net income		                     	 			$ 6,121,094        $ 3,548,462

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Amortization of mortgage
	refinancing costs		                   		    133,039		           18,582
   Change in additional rent due
     from lessee              		          (6,173,375)	      	(3,091,366)
   Basic rent due from lessee                 (4,628)               -0-
   Accrued supervisory fees                  617,337            309,137
   Accrued expenses			                       (45,253)		             -0-
   Accrued interest payable   		              12,314		              -0-
                                 								-----------		       ----------
   Net cash provided by operating
	activities					                             660,528		          784,815
                                 								-----------	       	----------

Cash flows from financing activities:
   Increase in second mortgage costs        (946,574)               -0-
   Proceeds from second mortgage           7,000,000                -0-
   Cash distributions				                   (784,815)	        (784,815)
                                 								-----------		       ----------
   Net cash provided by (used in)
     financing activities      	           5,268,611	      	  (784,815)
                                 								-----------		       ----------

   Net increase in cash                 	  5,929,139	       	       -0-

Cash, beginning of period	    		              87,879		          87,879
                                   			 		-----------		       ----------

Cash, end of period               		    	$ 6,017,018	      	$   87,879
                                 								===========      		==========

                           							    January 1, 2000	     January 1, 1999
                             							       through		  	        through
                            							  September 30, 2000  September 30, 1999

Cash paid for:
Interest					                           $   838,248	       	$  797,881
                                       	===========		       ==========
                        60 East 42nd St. Associates
                         Statements of Cash Flows
                               (continued)
                               (Unaudited)

                              						    January 1, 2000	     January 1, 1999
                                					       through		      	    through
                             							  September 30, 2000   September 30, 1999



Supplemental disclosure of
 noncash investing and financing
 activities

   Short-term debt to lessee
    incurred for purchase of
    building improvements,
    construction in progress              $1,541,911             $  -0-
                                          ==========            =========



Notes to Condensed Financial Statements (Unaudited)

Note A - Basis of Presentation

		In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2000, its results of operations for the nine and three months ended September 30, 2000 and 1999, its cash flows for the nine months ended September 30, 2000 and 1999 and its changes in Partners' capital for the nine months ended September 30, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 1999
(the "10-K") previously filed with the Securities and Exchange Commission
(the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


Note B - Interim Period Reporting

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

	Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, trusts for the benefit of members of Peter L. Malkin's family. Five of the seven Partners in Registrant are current members of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee ("Supervisor"). See Note C of this Item 1 ("Note C").

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
for supervisory services payable to Supervisor plus the constant installment payments of interest and amortization (excluding any balloon principal due at maturity) payable during such year under all mortgages to which the Lease is subordinate, provided that the agggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $40,000,000 plus refinancing costs.

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

		Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2000 was $6,173,375. After the payment of $617,337 to Supervisor as an additional payment for supervisory services, the balance of $5,556,038 will be distributed to the Participants on November 30, 2000.

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

 A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was approved and advances of $7,000,000 have been taken as of September 27, 2000. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 and amounts in excess of $7,000,000 are at interest only at the 30 day LIBOR rate. Amounts advanced after October 1, 2002 require interest only payments at 1.65 points in excess of the yield on U.S. Treasury Securities. Maturity is October 31, 2004.

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


Note C - Supervisory Services

		Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment").  At September 30, 2000, such remaining cash investment was $7,000,000 representing the original cash investment of
Participants in Registrant.

		No remuneration was paid during the nine month period ended September
30, 2000 by Registrant to any of the Partners as such.  Pursuant to the fee arrangements described herein, Registrant paid Supervisor $18,000 of the Basic
Payment and $5,535 on account of the Additional Payment, for supervisory services for the nine month period ended September 30, 2000.

          The supervisory services provided to Registrant by Supervisor include real estate supervisory, legal, administrative and financial services. The services include, but are not limited to providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 2000,
Peter L. Malkin owned a partnership interest in Lessee.
The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin,
his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee.  However, each of the five Partners who is currently a member of Supervisor (which supervises
Registrant and Lessee), by reason of their respective partnership interests in
Supervisor, is entitled to receive his share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and
Lessee.

		As of September 30, 2000, the Partners owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing 8.8% of the currently outstanding participations therein.

		In addition, as of September 30, 2000, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

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

		In accordance with the provisions of the respective participating agreements, Mark Labell, in his capacity as agent, purchased from non-consenting Participants $5,000 of participations for the benefit of consenting Participants, all on the terms described in the Agents Consent Solicitations dated June 30, 1999. Each such purchase may be revised at the discretion of the Agents upon receipt of the consent from the applicable non-consenting Participant.


Note D Professional Fees

          During the nine months ended September 30, 2000, professional fees totaling $70,054 were paid to the firm of Wien & Malkin LLP, a related party.









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

		Registrant does not pay dividends.  During the nine month period ended
September 30, 2000, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation).  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent,
depends solely on the ability of Lessee to make payments of Basic Rent,
Additional Rent and Further Additional Rent to Registrant.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

		On November 30, 2000, Registrant will make an additional distribution of
$7937.20 for each $10,000 participation.  Such distribution represents Further
Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor.  See Notes B and C.

		Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.  The amount of Overage Rent payable to
Registrant is affected by the the New York City economy and real estate market.
It is difficult for management to forecast the New York City real estate market.
The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding
Registrant's results of operations for such periods:

Total income increased for the three and nine month periods ended September 30, 2000, as compared with the three and nine month periods ended September 30, 1999. Such increase was the result of an increase in Further Additional Rent payable by the Lessee for the lease year ended September 30, 2000 and an increase in Basic rent. See Note B.

Total expenses increased for the three and nine month periods ended September 30, 2000, as compared with the three and nine month periods ended September 30, 1999. Such increase was attributable to an increase in the Additional Payment to Supervisor based on Further Additional Rent for the lease year ended September 30, 2000, an increase in interest on the mortgages and amortization of the mortgage refinancing costs. See Note B.

                        Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 2000, as compared with the nine month period ended September 30, 1999.

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

		The individual signing this report on behalf of Registrant is Attorney-
in-Fact for Registrant and each of the Partners in Registrant, pursuant to
Powers of Attorney, dated March 18, 1998, March 20, 1998 and May 14, 1998
(collectively, the "Power").

60 EAST 42ND ST. ASSOCIATES
(Registrant)




By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: November 20, 2000

		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: November 20, 2000












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
12