Form 10-K
period 2000-12-31
60 EAST 42ND STREET ASSOCIATES
filed 2001-04-16
CIK 90794

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

An Exhibit Index is located on pages 34 through 36 of this Report. Number of pages (including exhibits) in this filing: 52



PART I
Item 1.	Business.

      (a)     General

      Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property") Registrant's partners are Jack K. Feirman, Mark Labell, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Peter
L. Malkin, and Richard A. Shapiro (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants"). Registrant leases the Property to Lincoln Building Associates (the "Lessee") under a long-term net operating lease (the "Lease") the current term of which expires on September 30, 2008. There is one additional 25-year renewal term which, if exercised, will extend the Lease until September 30, 2033. See Item 2 below in connection with the granting of additional lease extensions.

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

       As of December 31, 2000, the Building was approximately
98% occupied by approximately 579 tenants who engage principally in the practice of law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See
Item 2 hereof for additional information concerning the Property.

      (b)     The Mortgages

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

      (v) A second mortgage loan with Emigrant Savings
Bank in the amount of $27,979,186 was closed on March 9, 2000 and advances of $7,000,000 have been taken as of December 31, 2000. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 and amounts in excess of $7,000,000 are at interest only at the 30 day LIBOR rate. Amounts advanced after October 1, 2002 require interest only payments at 1.65 points in excess of the yield on U.S. Treasury Securities. Maturity is October 31, 2004.

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

      (c)     The Lease

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

      (ii) (A) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the lease year or (y) $1,053,800 and (B) further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)
                             -2-
      (iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise re-quired during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent. Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, renders to Registrant a report on the operation of the property. Further Additional Rent for the lease year ended September 30, 2000 was $6,173,375. After the payment of $617,337 to Supervisor as an additional payment for supervisory services, the balance of $5,556,038 was distributed to the Participants on November 30, 2000.

      If the Mortgage is modified, the Basic Rent shall be equal to the Wien & Malkin LLP annual supervisory fee of $24,000 plus an amount equal to the annual debt service payments under the refinanced mortgage ( not including any balloon principal payment due at maturity).

(d)   Competition

      Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $33.33 per square foot (exclusive of electricity charges and escalation) and current deals range from $52 to $60.

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

      Registrant owns the Building located at 60 East 42nd
Street, New York, New York, known as the "Lincoln Building," and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by Mortgage Loans with an unpaid principal balances of $19,020,814 at December 31, 2000. For a description of the terms of the Mortgage Loans, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and
Note 3 of the Notes thereto.  The Building, erected in 1930, has 55
                                -3-

floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See
Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.

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

                                -4-
Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June
2000, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Mr. Malkin and Wien & Malkin LLP are evaluating with counsel possible court review of the decision and other action.


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

      (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2000, Registrant was advised of 58 transfers of Participations. In one instance, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred, i.e., $12,500 for a $5,000 participation. In two instances, the indicated purchase price was equal to two times the face amount of the Participations transferred. In another instance, the indicated purchase price was equal to 2.3 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

      (b)     As of December 31, 2000, there were 748 holders of
Participations of record.

      (c) Registrant does not pay dividends. During each of the years ended December 31, 2000 and 1999, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation.
On November 30, 2000 and November 30, 1999, Registrant made additional distributions for each $10,000 Participation of $7,937.20 and $3,974.61, respectively. Such distributions repre-sented primarily Additional Rent and Further Additional Rent payable by Lessee in accordance with the terms of the Lease. See
Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends solely on Lessee's ability to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

Item 6.
                               60 EAST 42nd ST. ASSOCIATES


                                  SELECTED FINANCIAL DATA

                                         Year ended December 31,

                                2000        1999          1998         1997       1996

Basic rent income.......... $ 1,194,968  $ 1,087,842  $ 1,087,842  $ 1,087,842  $ 1,087,842
Advance of additional
 rent income...............   1,053,800    1,053,800    1,053,800    1,053,800    1,053,800
Further additional
 rent income...............   6,173,375    3,091,366    1,529,651    2,110,080    2,051,475
Interest income.........         92,422       - 0 -         - 0          - 0 -        - 0 -

   Total revenues.......... $ 8,514,565  $ 5,233,008  $ 3,671,293  $ 4,251,722  $ 4,193,117

Net income................. $ 6,296,724  $ 3,758,620  $ 2,390,776  $ 2,877,925  $ 2,867,971

Earnings per $10,000
 participation unit,
 based on 700 participation
 units outstanding during
 the year.................. $     8,995  $     5,369  $     3,415  $     4,111  $     4,097


Total assets............... $17,435,023  $ 8,510,184  $ 7,472,392  $ 7,497,168  $ 7,521,944


Long-term obligations.....  $19,020,814  $12,020,814  $12,020,814  $12,020,814  $12,020,814


Distributions per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 the year:
   Income.................. $     8,995  $     5,369  $     3,415  $     4,111  $     4,097
   Return of capital.......         437          100           35           35           35

   Total distributions..... $     9,432  $     5,469  $     3,450  $     4,146  $     4,132


Item 7.
                                60 EAST 42nd ST. ASSOCIATES

                              QUARTERLY RESULTS OF OPERATIONS




The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.


                                     Three Months Ended


                         March 31,      June 30,        September 30,   December 31,
                          1999            1999              1999          1999
Statement of Income Data:
  Basic rent income     $271,960        $271,960        $  271,961      $271,961
  Advance of additional
   income                263,450         263,450           263,450       263,450
  Further additional rent
   income                      -               -         3,091,366            -
  Total revenues         535,410         535,410         3,626,777       535,411

  Interest on mortgages  265,960         265,960           265,961       265,961
  Supervisory services     7,845           7,845           316,982         7,845
  Amortization of mortgage
   refinancing costs       6,194           6,194             6,194         6,194
  Professional fees            -               -                 -        45,253
    Total expenses       279,999         279,999           589,137       325,253

    Net income          $255,411        $255,411        $3,037,640      $210,158

Earnings per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 each period            $    365        $    365        $    4,339      $    300


Item 7.
                                60 EAST 42nd ST. ASSOCIATES

                       QUARTERLY RESULTS OF OPERATIONS (Continued)


                                    Three Months Ended


                        March 31,       June 30,        September 30,   December 31,
                          2000            2000               2000          2000
Statement of Income Data:
  Basic rent income     $277,433        $292,487        $  297,571      $327,477
  Advance of additional
   income                263,450         263,450           263,450       263,450
  Further additional rent
   income                     -               -          6,173,375            -
  Interest income             53              -              1,019        91,350
    Total revenues       540,936         555,937         6,735,415       682,277

  Interest on mortgages  271,434         286,714           292,414       412,829
  Supervisory services     7,845           7,845           625,182         7,845
  Amortization of mortgage
   refinancing costs      18,760          57,140            57,139        85,973
  Professional fees       79,896           6,825               -             -
    Total expenses       377,935         358,524           974,735       506,647

    Net income          $163,001        $197,413        $5,760,680      $175,630

Earnings per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 each period            $    233        $    282        $    8,230      $    250


Item 7.	Management's Discussion and Analysis of Financial
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

        The following summarizes the material factors affecting
Registrant's results of operations for the three years ended
December 31, 2000:

(a)	Total income increased for the year ended December 31,
        2000 as compared with the year ended December 31, 1999. Such increase is mainly attributable to the payment of an increased amount of Further Additional Rent received by Registrant in 2000 and interest income. Total income increased for the year ended December 31, 1999 as compared with the year ended December 31, 1998. Such increase is attributable to the payment of an increased amount of Further Additional Rent to Registrant in 1999. See Note 4 of the Notes.

(b)	Total expenses increased for the year ended December 31,
        2000 as compared with the year ended December 31, 1999. Such increase resulted from an increase in mortgage interest, the additional payment for supervisory services payable with respect to an increased amount of Further Additional Rent received by Registrant in 2000, amortization of second mortgage refinancing costs and professional fees. Total expenses increased for the year ended December 31, 1999 as compared with the year ended December 31, 1998. Such increase resulted from an increase in the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 1999 and professional fees.

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Overage Rent payable to Registrant is affected by the cycles in the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market over the next few years.

                Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the year ended December 31, 2000 as compared with the year ended December 31, 1999.

        No amortization payments are due under the Mortgages to fully satisfy the outstanding principal balance at maturity, and furthermore, Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity.

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

		Not applicable.
                                -11-
PART III

Item 10. Directors and Executive Officers of the Registrant.

        Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 2000 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
Partner:

                        Nature                  Principal       Date
                        of Family               Occupation      Individual
                        Relation- Business        and           became
        Name    Age     ship      Experience    Employment      Partner

Anthony E. Malkin  38  son of    President of    President of    1997
                       Peter L.  real estate     W&M Properties,
                       Malkin,   management      Inc.
                       brother   company
                        of
                       Scott D.
                       Malkin

Scott D. Malkin   42   son of    Chairman and    CEO of          1997
                       Peter L.  CEO of real     S.D. Malkin
                       Malkin,   estate          Properties,
                       brother   development     Inc.
                        of       company
                       Anthony E.
                       Malkin


Mark Labell       48    None    Real Estate     Partner          1998
                                Supervision     Wien & Malkin
                                and Law LLP,

Thomas N. Keltner,
 Jr.              54    None    Real Estate     Partner          1996
                                Supervision     Wien & Malkin
                                and Law LLP,

                                   Nature          Principal       Date
                                   of Family       Occupation      Individual
                        Relation-  Business        and             became
        Name    Age     ship       Experience      Employment      Partner

Jack K. Feirman 55      None      Real Estate      Partner         1998
                                  Supervision      Wien & Malkin
                                  and Law          LLP,

Peter L. Malkin 67      Father    Real Estate     Senior Partner  1970
                        of        Supervision     and Chairman
                        Anthony E. and Law        Wien & Malkin
                        and                       LLP,
                        Scott D.
                        Malkin

Richard A. Shapiro 55   None     Real Estate     Partner         1996
                                 Supervision     Wien & Malkin
                                                 and Law LLP


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

        No remuneration was paid during the current fiscal year ended December 31, 2000 by Registrant to any of the Partners as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $24,000 per annum plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing an annual return of 14% on the Participants' remaining cash investment in Registrant (which remaining cash investment, at December 31, 2000, was equal to the Participant's original cash investment of $7,000,000). Pursuant to such fee arrangements, Registrant paid Supervisor a total of $648,717 (consisting of $24,000 as an annual basic payment for supervisory services and $624,717 as an additional payment for supervisory services) during the fiscal year ended December 31, 2000. The supervisory services provided to Registrant by Supervisor include real estate supervisory, legal, administrative and financial services. The services include, but are not limited to providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.Out of its fees, Supervisor paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, five of the Partners are also members of Supervisor.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

        (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2000, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

        (b) At December 31, 2000, the Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following
Participations:

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


        In accordance with the provisions of the respective participating agreements, Mark Labell, in his capacity as agent, purchased from non-consenting Participants $5,000 of participations for the benefit of consenting Participants, all on the terms described in the Agents Consent Solicitation dated June 30, 1999. Each such purchase may be revised at the discretion of the Agents upon receipt of the consent from the applicable non-consenting Participant. The buy-out was reversed on February 14, 2001.

        (c)     Not applicable.
                                -15-

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

        See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 2000, Mr. Peter Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Mr. Peter Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is a partner in Supervisor, by reason of his respec-tive interest in Supervisor, is entitled to receive his pro rata share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Lessee. See
Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

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

        (d)     Not applicable.
                                    -16-

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and
        Reports on Form 8-K.

        (a)(1)  Financial Statements:

        Consent of J. H. Cohn LLP, Certified Public Accountants, dated February 19, 2001.

        Accountant's Report of J. H. Cohn LLP, Certified Public
        Accountants, dated February 15, 2001.

        Balance Sheets at December 31, 2000 and at December 31,
        1999 (Exhibit A).

        Statements of Income for the fiscal years ended December
        31, 2000, 1999 and 1998. (Exhibit B).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 2000 (Exhibit C-1).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1999 (Exhibit C-2).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1998 (Exhibit C-3).

        Statements of Cash Flows for the fiscal years ended
        December 31, 2000, 1999 and 1998 (Exhibit D).

        Notes to Financial Statements for the fiscal years ended
        December 31, 2000, 1999 and 1998.

        (2)     Financial Statement Schedules:

        List of Omitted Schedules.

	Real Estate and Accumulated Depreciation - December 31,
        2000 (Schedule III).

        (3)     Exhibits:  See Exhibit Index.

        (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

                                -17-
[LETTERHEAD OF J.H. COHN
ACCOUNTANTS & CONSULTANTS]






                                               February 19, 2001



60 East 42nd St. Associates
New York, N. Y.

We consent to the use of our independent accountants' report dated February 15, 2001 covering our audits of the accompanying financial statements of 60 East 42nd St. Associates in connection with and as part of your December 31, 2000 annual report (Form 10-K) to the Securities and Exchange Commission.



					      J.H. Cohn LLP










                            -18-






INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 60 East 42nd St. Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of 60 East 42nd St. Associates as of December 31, 2000 and 1999, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 2000, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




				            J.H. Cohn LLP



New York, N. Y.
February 15, 2001

                           -19-
                                                               EXHIBIT A

                            60 EAST 42nd ST. ASSOCIATES

                                 BALANCE SHEETS


                                  A S S E T S


                                                             December 31,
                                                  2000                      1999
Current Assets:
  Cash in banks........................               $5,900,407               $       677
  Cash in distribution account held
   by Wien & Malkin LLP (Note 10)......                   87,202                    87,202
        TOTAL CURRENT ASSETS...........                5,987,609                    87,879

Real Estate (Notes 2a, 3 and 12):
  Land.................................                7,240,000                 7,240,000
  Buildings............................ $16,960,000               $16,960,000
    Less: Accumulated depreciation.....  16,960,000         -      16,960,000         -
  Building improvements................   1,574,135                 1,574,135
    Less: Accumulated depreciation.....   1,574,135         -       1,574,135         -
  Building improvements, construction
   in progress.........................                3,195,115                 1,062,568

Other Assets:
  Mortgage refinancing costs, less
   accumulated amortization of
   $348,797 in 2000 and $129,785
   in 1999 (Note 2b)...................                1,012,299                   119,737

        TOTAL ASSETS...................              $17,435,023               $ 8,510,184




                         LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Due to lessee, a related
   party (Note 12).....................              $ 3,288,906               $ 1,062,568
  Accrued professional fees, to a
   related party (Note 6)..............                        -                    45,253
  Accrued expenses                                        49,488                         -
        TOTAL CURRENT LIABILITIES......                3,338,394                 1,107,821

Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First and second mortgages
     payable (Note 3)....                             19,020,814                12,020,814



        TOTAL LIABILITIES..............               22,359,208                13,128,635

Commitments and contingencies
 (Notes 11 and 12).....................

Partners' Capital Deficit (Exhibit C)..               (4,924,185)               (4,618,451)

        TOTAL LIABILITIES AND
         PARTNERS' CAPITAL DEFICIT.....              $17,435,023               $ 8,510,184



	See accompanying notes to financial statements.




                                -20-

                                                                EXHIBIT B

                                60 EAST 42nd ST. ASSOCIATES

                                    STATEMENTS OF INCOME



                                                           Year ended December 31,

                                                        2000            1999            1998
Revenues:

  Rent income, from a related party (Note 4)....    $ 8,422,143       $ 5,233,008     $ 3,671,293
  Interest income                                        92,422                 -               -

        TOTAL REVENUES                                8,514,565         5,233,008       3,671,293

Expenses:

  Interest on mortgages (Note 3)................      1,263,391         1,063,842       1,063,842

  Supervisory services, to a related party
   (Note 5).....................................        648,717           340,517         183,506

  Amortization of mortgage refinancing costs
   (Note 2b)....................................        219,012           24,776           24,776

  Professional fees, primarily to a
   related party (Note 6).......................         86,721           45,253            8,393

          TOTAL EXPENSES                              2,217,841        1,474,388        1,280,517

            NET INCOME, CARRIED TO PARTNERS'
             CAPITAL DEFICIT (NOTE 9)...........    $ 6,296,724      $ 3,758,620       $2,390,776



Earnings per $10,000 participation unit, based
 on 700 participation units outstanding during
 each year......................................    $     8,995      $     5,369       $    3,415


















	See accompanying notes to financial statements.

                                -21-

                                                     EXHIBIT C-1

                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 2000

                                                                               Partners'
                                Partners'                                   capital deficit
                             capital deficit    Share of                      December 31,
                             January 1, 2000   net income   Distributions         2000

Jack Feirman Group..........   $  (659,779)    $  899,532    $  943,208       $  (703,455)


Mark Labell Group...........      (659,779)       899,532       943,208          (703,455)


Richard A. Shapiro Group....      (659,779)       899,532       943,208          (703,455)


Anthony E. Malkin Group.....      (659,779)       899,532       943,208          (703,455)


Peter L. Malkin Group.......      (659,778)       899,532       943,209          (703,455)


Scott D. Malkin Group.......      (659,778)       899,532       943,209          (703,455)


Thomas N. Keltner Jr. Group.      (659,779)       899,532       943,208          (703,455)

                               $(4,618,451)    $6,296,724    $6,602,458       $(4,924,185)

















	See accompanying notes to financial statements.

                                -22-
                                                           EXHIBIT C-2

                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 1999

                                                                               Partners'
                                Partners'                                   capital deficit
                             capital deficit    Share of                      December 31,
                             January 1, 1999   net income   Distributions         1999

Jack Feirman Group..........   $  (649,774)    $  536,945    $  546,950       $  (659,779)


Mark Labell Group...........      (649,775)       536,946       546,950          (659,779)


Richard A. Shapiro Group....      (649,775)       536,946       546,950          (659,779)


Anthony E. Malkin Group.....      (649,775)       536,946       546,950          (659,779)


Peter L. Malkin Group.......      (649,774)       536,946       546,950          (659,778)


Scott D. Malkin Group.......      (649,774)       536,946       546,950          (659,778)


Thomas N. Keltner Jr. Group.      (649,775)       536,945       546,949          (659,779)

                               $(4,548,422)    $3,758,620    $3,828,649       $(4,618,451)





























	See accompanying notes to financial statements.
                                -23-
                                                               EXHIBIT C-3

                                60 EAST 42nd ST. ASSOCIATES

                           STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 1998

                                                                               Partners'
                                Partners'                                   capital deficit
                             capital deficit    Share of                      December 31,
                             January 1, 1998   net income   Distributions         1998


Jack Feirman Group
 (formerly Stanley
  Katzman Group)............   $  (646,235)    $  341,539    $  345,078       $  (649,774)


Mark Labell Group
 (formerly
  John L. Loehr Group)......      (646,235)       341,539       345,079          (649,775)


Richard A. Shapiro Group....      (646,235)       341,539       345,079          (649,775)


Anthony E. Malkin Group.....      (646,235)       341,539       345,079          (649,775)


Peter L. Malkin Group.......      (646,235)       341,540       345,079          (649,774)


Scott D. Malkin Group.......      (646,235)       341,540       345,079          (649,774)


Thomas N. Keltner Jr. Group.      (646,236)       341,540       345,079          (649,775)

                               $(4,523,646)    $2,390,776    $2,415,552       $(4,548,422)





















	See accompanying notes to financial statements.

                                 -24-
                                                                  EXHIBIT D

                                60 EAST 42nd ST. ASSOCIATES

                                  STATEMENTS OF CASH FLOWS



                                                               Year ended December 31,
                                                           2000         1999         1998
Cash flows from operating activities:
  Net income......................................   $ 6,296,724     $ 3,758,620     $ 2,390,776
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization of mortgage refinancing costs...       219,012          24,776          24,776
     Change in accrued expenses............                4,235          45,253             -
     Change in due to lessee.................             93,791             -               -

             Net cash provided by
              operating activities................     6,613,762       3,828,649       2,415,552


Cash flows from financing activities:
  Proceeds from second mortgage loan                    7,000,000          -              -
  Payment of mortgage refinancing costs                (1,111,574)         -              -
  Cash distributions..............................     (6,602,458)    (3,828,649)     (2,415,552)

             Net cash used in financing
              activities..........................       (714,032)    (3,828,649)     (2,415,552)

             Net change in cash...................      5,899,730          -              -

Cash, beginning of year...........................         87,879         87,879          87,879

             CASH, END OF YEAR....................    $ 5,987,609    $    87,879     $    87,879




Supplemental disclosure of cash flow information:

                                                           2000           1999            1998
  Cash paid for:
    Interest.....................................     $ 1,213,903    $ 1,063,842      $ 1,063,842

Supplemental disclosure of noncash
 investing and financing activities:
	In 2000 and 1999 the Partnership
	 purchased certain building improvements
	 by means of a financing agreement
         with the lessee, as follows................. $ 2,132,547    $ 1,062,568           -












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

    In 1999 Associates began a building improvement program (see Note 12). Through December 31, 2000 and 1999 cumulative costs of $3,195,115 and $1,062,568, respectively, have been incurred for new building improvements, construction in progress which have not yet been put into service. It is Associates' policy to depreciate such improvements when placed in service.


    b.  Mortgage Refinancing Costs, Amortization and Related Party Transactions:

    Mortgage refinancing costs of $249,522, incurred in connection with the October 6, 1994 refinancing of the first mortgage payable (see Note 3), are being charged to income ratably over the 10 year and 26 day term of the mortgage, from October 6, 1994 through October 31, 2004.

    Mortgage refinancing costs of $1,111,574, incurred in connection with the March 8, 2000 refinancing of the second mortgage payable (see Note 3), are being charged to income ratably over the term of the mortgage, from March 8, 2000 through October 31, 2004.

Included in the refinancing costs applicable to the second mortgage are payments of $70,071 made to the firm of Wien & Malkin LLP, a related party.

    c.   Use of Estimates:

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




3.  First and Second Mortgages Payable

    On October 6, 1994, a first mortgage was placed on the property with Morgan Guaranty Trust Company of New York, as trustee of a pension trust, to refinance an existing first mortgage in the amount of $12,020,814. Annual mortgage charges are $1,063,842, payable in equal monthly installments, for interest only at the rate of 8.85% per annum. The first mortgage matures on October
31, 2004.

                              60 EAST 42nd ST. ASSOCIATES

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)



3. First and Second Mortgages Payable (continued)

In connection with the building improvements program (see Note 12), a second mortgage loan was placed on the property on March 8, 2000, with Emigrant Savings Bank. The principal amount of the second mortgage note is $27,979,186, to be drawn down as payments for the building improvements are needed. Through September 30, 2000 Associates had drawn down advances of $7,000,000 against this loan. The loan agreement permits additional advances to be made through September 1, 2002 in amounts of not less than $1,000,000 each, provided that no more than six advances may be made during any twelve consecutive calendar month period.

The second mortgage provides that the first $7,000,000 of loan proceeds advanced through September 30, 2000 shall bear interest at the rate of 8.21% per annum through the term of the loan. All loan proceeds advanced after September 30, 2000 or in excess of $7,000,000 (in the aggregate) shall bear interest at a Floating Rate, defined to be either the prime rate, a U.S. Treasury based rate or a LIBO- based rate, as selected by Associates. Monthly payments for debt service on the loan are interest only. The second mortgage also matures on October 31, 2004.

On October 1, 2002, the interest rate on the second mortgage will be converted to a Fixed Rate. The Fixed Rate is equal to 1.65% per annum in excess of the yield on U.S. Treasury Securities having the closest maturity to October 31, 2004, as last published prior to October 1, 2002 by the Federal Reserve Board.

The real estate is pledged as collateral for the first and second mortgages.


4. Related Party Transactions - Rent Income

   Rent income for the years ended December 31, 2000, 1999 and 1998, totaling $8,422,143, $5,233,008 and $3,671,293, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

                                      2000            1999            1998

     Basic rent income............. $1,194,968      $1,087,842      $1,087,842
     Advance of additional rent....  1,053,800       1,053,800       1,053,800
     Further additional rent.......  6,173,375       3,091,366       1,529,651

                                    $8,422,143      $5,233,008      $3,671,293


   The lease, as modified, provides for an annual basic rent equal to the sum of the constant annual mortgage charges on all mortgages, plus $24,000.

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


5.  Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2000, 1999 and 1998, totaling $648,717, $340,517 and $183,506, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.

6.  Related Party Transactions - Professional Fees

    Professional fees for the years ended December 31, 2000, 1999 and 1998, totaling $70,054, $39,226 and $8,393, respectively, including disbursements, were paid or accrued to the firm of Wien & Malkin LLP, a related party.

                              60 EAST 42nd ST. ASSOCIATES

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)

7.  Number of Participants

    There were approximately 745 participants in the participating groups at December 31, 2000, 1999 and 1998.

8.  Determination of Distributions to Participants

    Distributions to participants during each year represent the excess of rent income over the mortgage requirements and cash expenses.

9.  Distributions and Amount of Income per $10,000 Participation Unit

    Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2000, 1999 and 1998, based on 700 participation units outstanding during each year, consisted of the following:

                                    Year ended December 31,
                                         2000    1999     1998

        Income........................  $8,995  $5,369   $3,415
        Return of capital.............     437     100       35
        TOTAL DISTRIBUTIONS.....        $9,432  $5,469   $3,450


    Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

10. Concentration of Credit Risk

    Associates maintains cash balances in two banks and in a distribution account held by Wien & Malkin LLP. The bank balances are insured by the Federal Deposit Insurance Corporation up to $100,000 each, and at December 31, 2000 approximately $5,649,000 was not insured. The distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 2001.


11. Contingencies

    Wien & Malkin LLP and Peter L. Malkin, a partner in Associates, are engaged in a dispute with Helmsley-Spear, Inc., the managing agent of Associates' real property, concerning the management, leasing and supervision of the property net leased to the Lessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred and additional costs are expected to be incurred. Associates' allocable share of such costs cannot as yet be determined. Accordingly, Associates has not provided for the expense and related liability with respect to such costs in the accompanying financial statements.

                              60 EAST 42nd ST. ASSOCIATES

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)




12. Building Improvements Program

    In 1999 the participants of Associates and the Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000 and expected to take two to three years to complete. In 2000 the participants of the Lessee approved an increase to the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. The increased amount had previously been authorized by the participants of Associates.

    The Lessee is currently financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the fee mortgage (Note 3), and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any overage rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming overage rent continues to be earned.

    To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon the completion of the Program, an extension of the lease (Note
4) for an additional 50 years to 2083.



13. Receipt of Warrants and Stock in Telecommunications Companies

    In 2000, Associates received 8,914 shares of common stock of Broadband Office, Inc., and warrants to acquire 22,920 shares and 16,200 shares of common stock of Gillette Global Network, Inc. ("Gillette") and ENN Providers, Inc. ("Narrowcast"), respectively, (each of the aforementioned companies collectively referred to as the "Companies"). The stock and warrants were provided to Associates for allowing the Companies, at little or no cost to Associates, to wire the building to provide high speed internet access and other telecommunications services, the installation of monitors in the building's elevator cabs to display current news and weather reports, advertisements and building information messages. The Lessee received an equal amount of shares and warrants. In addition, the Lessee will receive from 5% to 10% of the revenues generated by such services from advertising and subscriptions with tenants of the building. No income from these sources was earned in 2000. The warrants are exercisable, generally, following an initial public offering ("IPO") of each of the Companies. There is no expectation that such an IPO will occur at anytime soon. The Gillette and Narrowcast warrants expire on August 29, 2003 and August 17, 2005, respectively. There are restrictions as to the transfer of stock and there is no current market for the warrants or the stock. Since they did not have an ascertainable value as of the date they were granted or at December 31, 2000, no amounts have been recorded in the accompanying financial statements for such warrants or stock.


                                     -30-
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

















                                -31-





                       60 EAST 42nd ST. ASSOCIATES               SCHEDULE III

                   Real Estate and Accumulated Depreciation
                              December 31, 2000

Column

  A   Description              Land, buildings, building improvements
                               and building improvements, construction
                               in progress situated at 60 East 42nd Street
                                and 301 Madison Avenue, New York, N.Y.


  B   Encumbrances - Morgan Guaranty Trust Company of New York,
                     as trustee of a pension trust
      Balance at December 31, 2000...................................  $12,020,814
          Emigrant Savings Bank
      Balance at December 31, 2000...................................  $ 7,000,000

  C   Initial cost to company
      Land...........................................................  $ 7,240,000

      Buildings......................................................  $16,960,000

  D   Cost capitalized subsequent to acquisition
      Building improvements..........................................  $ 1,574,135

      Building improvements, construction in progress................  $ 3,195,115

      Carrying costs.................................................  $   None

  E   Gross amount at which carried at
         close of period
      Land...........................................................  $ 7,240,000
      Buildings, building improvements and building
       improvements, construction in progress                           21,729,250

      Total..........................................................  $28,969,250(a)

  F   Accumulated depreciation.......................................  $18,534,135(b)

  G   Date of construction                                           1930

  H   Date acquired                                       October 1, 1958

  I   Life on which depreciation in latest
       income statements is computed                       Not applicable

      (a) The carrying values of all real estate, other than building improvements, construction in progress, for the years ended December 31, 2000, 1999 and 1998 was $25,774,135. For the years ended December 31, 1999 and 2000 Associates engaged in a building improvements program (see Note 12) and incurred building improvements, construction in progress costs in those years of $1,062,568 and $2,132,547, respectively. No depreciation has been taken on the building improvements, construction in progress since these improvements have yet to be put into service. The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)  Accumulated depreciation
            Balance at January 1, 1998                      $18,534,135
                Depreciation:
                  F/Y/E 12/31/98                   None
                        12/31/99                   None
                        12/31/00                   None         None

            Balance at December 31, 2000                    $18,534,135

                                -32-


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


Date:  April 16, 2001


       Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date:  April 16, 2001









________________________
*	Mr. Katzman supervises accounting functions for Registrant.

                                -33-
                Exhibit Index


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

                                -34-
        Number          Document                Page*

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

                                -35-
          Number          Document        Page*



        13(a)   Letter to Participants, dated March 2,
                2001 and supplementary financial
                reports for the fiscal year ended
                December 31, 2000.  The foregoing
                material shall not be deemed to be
                "filed" with the Commission or
                otherwise subject to the liabilities of
                Section 18 of the Securities Exchange
                Act of 1934.

        13(b)   Letter to Participants, dated November 30,
                2000 and accompanying financial reports
                for the lease year ended September 30,
                2000. The foregoing material shall not
                be deemed to be "filed" with the
                Commission or otherwise subject to the
                liabilities of Section 18 of the
                Securities Exchange Act of 1934.

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



                                -36-