Form 10-Q
period 2001-03-31
60 EAST 42ND STREET ASSOCIATES
filed 2001-05-22
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statments

60 East 42nd St. Associates

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2001 2000

Income:

Basic rent, from a

related party (Note B) $ 339,610 $ 277,433

Additional rent from a

related party (Note B) 263,450 263,450

Interest Income 76,026 53

---------- ----------

Total rent income 679,086 540,936

---------- ----------

Expenses:

Interest on mortgages (Note B) 409,636 271,434

Supervisory services, to

a related party (Note C) 7,845 7,845

Professional fees -0- 79,896

Depreciation of improvements 10,828 -0-

Amortization of mortgage

refinancing costs 66,020 18,760

---------- ----------

Total expenses 494,329 377,935

---------- ----------

Net Income $ 184,757 $ 163,001

========== ==========

Earnings per $10,000

participation unit, based

on 700 participation units

outstanding during the period $ 263.94 $ 232.86

========== ==========

Distributions per $10,000

participation consisted

of the following:

Income $ 263.94 $ 232.86

Return of Capital 109.78 140.86

========== ==========

Total distributions $ 373.72 $ 373.72

========== ==========

At March 31, 2001 and 2000, there were $7,000,000 of participations outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates

Condensed Balance Sheet

(Unaudited)

Assets: March 31, 2001 December 31, 2000

Current assets:

Cash $ 5,917,188 $ 5,987,609

----------- -----------

Total current assets 5,917,188 5,987,609

Real estate

Land 7,240,000 7,240,000

----------- -----------

Buildings and Building Improvements 19,372,792 18,534,135

Less, allowance for depreciation 18,544,963 18,534,135

----------- -----------

827,829 -0-

----------- -----------

Building improvements, construction

in progress 3,354,632 3,195,115

----------- -----------

Second mortgage costs 1,111,574 1,111,574

Less, allowance for amortization 254,063 194,236

----------- ---------

857,511 917,338

----------- ---------

Mortgage refinancing costs 249,522 249,522

Less, allowance for amortization 160,756 154,561

----------- -----------

88,766 94,961

----------- -----------

Total assets $18,285,926 $17,435,023

=========== ===========

Liabilities and Capital (deficit):

Current liabilities:

Due to Lessee $ 4,216,657 $ 3,288,906

Accrued Expense 49,488 49,488

----------- -----------

Total current liabilities 4,266,145 3,338,394

Long-term debt 19,020,814 19,020,814

----------- ------------

Total liabilities $23,286,959 $22,359,208

------------ ------------

60 East 42nd St. Associates

Condensed Balance Sheet

(Unaudited)

(CONTINUED)

March 31, 2001 December 31, 2000

Capital (deficit):

Capital (deficit), January 1, (4,924,185) (4,618,451)

Add, Net income:

January 1, 2001 through March 31, 2001 184,757 -0-

January 1, 2000 through December 31, 2000 -0- 6,296,724

------------ -----------

(4,739,428) 1,678,273

------------ ------------

Less Distributions:

Monthly distributions,

January 1, 2001 through March 31, 2001 261,605 -0-

January 1, 2000 through December 31, 2000 -0- 1,046,420

Distribution on November 30, 2000 of

Additional Rent for the lease year

ended September 30, 2000 -0- 5,556,038

----------- -----------

Total distributions 261,605 6,602,458

----------- -----------

Capital (deficit):

March 31, 2001 (5,001,033) -0-

December 31, 2000 -0- (4,924,185)

----------- -----------

Total liabilities and capital (deficit):

March 31, 2001 $18,285,926 -0-

December 31, 2000 -0- $17,435,023

=========== ===========

See notes to the condensed financial statements.

60 East 42nd St. Associates

Condensed Statement of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2001 2000

Cash flows from operating activities:

Net income $ 184,757 $ 163,001

Adjustments to reconcile net income

to net cash provided by operating

activities:

Depreciation of improvements 10,828 -0-

Amortization of mortgage

refinancing costs 66,020 18,760

Change in due to lessee (70,421) (5,473)

Accrued Expense -0- 34,871

--------- ---------

Net cash provided by operating

activities 191,184 211,159

---------- ----------

Cash flows from financing activities:

Increase in Second Mortgage Costs -0- (946,574) Proceeds from Second Mortgage -0- 1,000,000

Cash distributions (261,605) (261,605)

----------- ----------

Net cash used in financing

activities (261,605) (208,179)

----------- ----------

Net increase (decrease)

in cash (70,421) 2,980

Cash, beginning of period 5,987,609 87,879

----------- ----------

Cash, end of period $ 5,917,188 $ 90,859

=========== ==========

Cash paid for:

Interest $ 409,636 $ 271,434

=========== ==========

60 East 42nd St. Associates

Condensed Statement of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2001 2000

Supplemental disclosure of

noncash investing and financing

activities:

Short-term debt to lessee

incurred for purchase of

building improvements,

construction in progress $ 998,174 $ 329,208

========= =========

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2001, its results of operations and cash flows for the three months ended March 31, 2001 and 2000 and its changes in Partners' capital for the three months ended March 31, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Richard A. Shapiro, Jack Feirman and Mark Labell, respectively (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant ( individually, a "Participant" and, collectively, "Participants").

Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, trusts for the benefit of members of Peter L. Malkin's family. Five of the seven Partners in Registrant are current members of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee (the "Supervisor"). See Note C of this Item 1 ("Note C").

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

A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was closed on March 9, 2000 and advances of $7,000,000 have been taken as of March 31, 2001. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 and amounts in excess of $7,000,000 are at interest only at the 30 day LIBOR rate. Amounts advanced after October 1, 2002 require interest only payments at 1.65 points in excess of the yield on U.S. Treasury Securities. Maturity is October 31, 2004.

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

Note C - Supervisory Services

Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 2001, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

No remuneration was paid during the three month period ended March 31, 2001 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Supervisor $6,000 of the Basic Payment and $1,845 on account of the Additional Payment, for supervisory services for the three month period ended March 31, 2001.

The supervisory services provided to Registrant by supervisor include, but are not limited to providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 2001, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is currently a member of Supervisor (which supervises Registrant and Lessee), by reason of their respective partnership interests in Supervisor, is entitled to receive his share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of March 31, 2001, the Partners owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

In addition, as of March 31, 2001, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $5,000 of Participations. Mr. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Peter L. Malkin owned of record as trustee or co-trustee, an aggregate of $45,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $117,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to Mr. Malkin.

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

Registrant does not pay dividends. During the three month period ended March 31, 2001, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2000, Registrant made an additional distribution of $7,937.20 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor. See Notes B and C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total income increased for the three month period ended March 31, 2001, as compared with the three month period ended March 31, 2000. Such increase is attributable to an increase in basic rent to cover an increase in debt service and interest income received be Registrant in the period ended March 31, 2001 as compared with the period ended March 31, 2000.

Total expenses increased for the three month period ended March 31, 2001, as compared with the three month period ended March 31, 2000. Such increase is primarily attributable to an increase in interest on the second mortgage paid by Registrant and amortization of mortgage refinancing costs and the depreciation of improvements in the period ended March 31, 2001 as compared with the period ended March 31, 2000.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the three month period ended March 31, 2001, as compared with the three month period ended March 31, 2000.

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

Inflation

Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2000, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The property of Registrant is the subject of the following material pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The parties' applications to the court are pending.

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

By: /s/ Richard A. Shapiro

Richard A. Shapiro, Attorney-in-Fact*

Dated: May 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Richard A. Shapiro

Richard A. Shapiro, Attorney-in-Fact*

Dated: May 21, 2001

__________________________

* Mr. Shapiro supervises accounting functions for Registrant.

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