Form 10-Q
period 2001-06-30
60 EAST 42ND STREET ASSOCIATES
filed 2001-08-20
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates

Condensed Statements of Income

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2001 2000 2001 2000

Income:

Basic rent income, from a

related party (Note B) $ 372,834 $292,487 $ 712,443 $569,920

Additional rent from

a related party (Note B ) 263,450 263,450 526,900 526,900

Interest Income 44,398 -0- 120,424 53

Total income $ 680,682 $ 555,937 $ 1,359,767 $1,096,873

Expenses:

Interest on mortgage s ( Note B ) $411,232 $286,714 $ 820,867 $ 558,148

Supervisory services, to a

related party (Note C) 7,845 7,845 15,690 15,690

Professional fees -0- 6,825 -0- 86,721

Depreciation of improvements 10,828 -0- 21,656 -0-

Amortization of mortgage

refinancing costs 66,020 57,140 132,040 75,900

Total expenses $495,925 $ 358,524 $ 990,253 $ 736,459

Net income $184,757 $ 197,413 $ 369,514 $ 360,414

= ====== ======= ====== ======

Earnings per $10,000

participation unit, based on

700 participation units

outstanding during the period $ 263.94 $282.02 $ 527.88 $ 514.88

====== ====== ====== ======

Distributions per $10,000

participation consisted of

the following:

Income $263.94 $282.02 $ 527.88 $ 514.88

Return of Capital 109.78 91.70 219.56 232.56

Total distributions $373.72 $373.72 $ 747.44 $ 747.44

====== ====== ====== ======

At June 30, 2001 and 2000, there were $7,000,000 of participations outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates

Condensed Balance Sheets

(Unaudited)

Assets June 30, 2001 December 31, 2000

Current assets:

Cash $ 3,193,568 $5,987,609

----------- -----------

Total current assets 3,193,568 5,987,609

----------- -----------

Real estate

Land 7,240,000 7,240,000

---------- ----------

Buildings and building improvements 19,372,792 18,534,135

Less, allowance for depreciation 18,555,791 18,534,135

----------- -----------

817,001 -0-

----------- ----------

Building improvements, construction

in progress 5,839,443 3,195,115

----------- ---------

Second mortgage costs 1,111,574 1,111,574

Less, allowance for amortization 313,889 194,236

----------- ---------

797,685 917,338

----------- ----------

Mortgage refinancing costs 249,522 249,522

Less, allowance for amortization 166,949 154,561

----------- -----------

82,573 94,961

----------- -----------

Total assets $17,970,270 $17,435,023

=========== ===========

Liabilities and Capital (deficit):

Current liabilities:

Due to Lessee $ 3,890,793 $ 3,288,906

Accrued expenses 136,544 49,488

----------- -----------

Total current liabilities 4,027,337 3,338,394

Long-term debt 19,020,814 19,020,814

----------- -----------

Total liabilities $23,048,151 $ 22,359,208

----------- -----------

60 East 42nd St. Associates

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

June 30, 2001 December 31, 2000

Capital (deficit):

January 1, $(4,924,185) $(4,618,451)

Add, Net income:

January 1, 2001 through June 30, 2001 369,514 -0-

January 1, 2000 through December 31, 2000 -0- 6,296,724

----------- -----------

(4,554,671) 1,678,273

----------- -----------

Less Distributions:

Monthly distributions,

January 1, 2001 through June 30, 2001 523,210 -0-

January 1, 2000 through December 31, 2000 -0- 1,046,420

Distribution on November 30, 2000 of

Additional Rent for the lease year

ended September 30, 2000 -0- 5,556,038

----------- -----------

Total distributions 523,210 6,602,458

----------- -----------

Capital (deficit):

June 30, 2001 (5,077,881) -0-

December 31, 2000 -0- (4,924,185)

----------- -----------

Total liabilities and capital (deficit):

June 30, 2001 $17,970,270 -0-

December 31, 2000 -0- $ 17,435,023

=========== ==========

See notes to the condensed financial statements.

60 East 42nd St. Associates

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2001 January 1, 2000

through through

June 30, 2001 June 30, 2000

Cash flows from operating activities:

Net income $ 369,514 $ 360,414

Adjustments to reconcile net income

to net cash provided by operating

activities:

Depreciation of improvements 21,656 -0-

Amortization of mortgage

refinancing costs 132,040 75,900

Change in due to lessee 601,887 -0-

Accrued expenses 87,056 41,713

--------- ---------

Net cash provided by operating

activities 1,212,153 478,027

----------- ----------

Cash flows from investing activities:

Purchase of Building Improvements

in Progress (2,644,328) -0-

Purchase of Building Improvements (838,656) -0-

---------- ----------

Net cash used in investing

activities (3,482,984) -0-

---------- ----------

Cash flows from financing activities:

Increase in Second Mortgage Costs -0- (946,574)

Proceeds from Second Mortgage -0- 1,000,000

Cash distributions (523,210) (523,210)

----------- ----------

Net cash used in financing

activities (523,210) (469,784)

----------- ----------

Net increase (decrease) in cash (2,794,041) 8,243

Cash, beginning of period 5,987,609 87,879

----------- ----------

Cash, end of period $ 3,193,568 $ 96,122

========= ========

Cash paid for:

Interest $ 733,810 $ 551,306 ========== =========

60 East 42nd St. Associates

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,

2001 2000

Supplemental disclosure of

noncash investing and financing

activities:

Short-term debt to lessee

incurred for purchase of

building improvements,

construction in progress $ -0- $ 1,078,039

========= ==========

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2001, its results of operations for the six months and three months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 and its changes in Partners' capital for the six months ended June 30, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was closed on March 9, 2000 and advances of $7,000,000 have been taken as of June 30, 2001. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 and amounts in excess of $7,000,000 are at interest only at the 30 day LIBOR rate. Amounts advanced after October 1, 2002 require interest only payments at 1.65 points in excess of the yield on U.S. Treasury Securities. Maturity is October 31, 2004.

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

Note C - Supervisory Services

Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 2001, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

No remuneration was paid during the six month period ended June 30, 2001 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Supervisor $12,000 of the Basic Payment and $3,690 on account of the Additional Payment, for supervisory services for the six month period ended June 30, 2001.

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

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 2001, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is currently a member of Supervisor (which supervises Registrant and Lessee), by reason of their respective partnership interests in Supervisor, is entitled to receive his share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of June 30, 2001, the Partners owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

In addition, as of June 30, 2001, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $5,000 of Participations. Mr Anthony E. Malkin disclaims any beneficial ownership of such Participations.

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

Registrant does not pay dividends. During the six month period ended June 30, 2001, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

Total income increased for the six month period ended June 30, 2001, as compared with the six month period ended June 30, 2000. Such increase is attributable to an increase in basic rent to cover an increase in debt service and interest income received by Registrant in the period ended June 30, 2001 as compared with the period ended June 30, 2000.

Total expenses increased for the six month period ended June 30, 2001, as compared with the six month period ended June 30, 2000. Such increase is attributable to an increase in interest on the second mortgage paid by Registrant and amortization of mortgage refinancing costs and the depreciation of improvements in the period ended June 30, 2001 as compared with the period ended June 30, 2000.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the six month period ended June 30, 2001, as compared with the six month period ended June 30, 2000.

No amortization payments are due under the Mortgages to fully satisfy the outstanding principal balance at maturity, and furthermore Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the mortgage balance at maturity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The property of Registrant is the subject of the following material pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. Mr. Malkin and Wien & Malkin LLP have served notice of appeal of the court's determination.

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

Dated: August 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Dated: August 20, 2001

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