Form 10-Q
period 2001-09-30
60 EAST 42ND STREET ASSOCIATES
filed 2001-11-20
CIK 90794

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                        or

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
                                (Unaudited)

                                For the Three Months    For the Nine Months
                                Ended September 30,     Ended September 30,
                                2001          2000         2001        2000
Income:
  Basic rent, from a
     related party (Note B)      $ 400,520  $  297,571  $1,112,963  $  867,491
  Advance of additional rent from
     a related party (Note B)      263,450     263,450     790,350     790,350
  Further additional rent from
     a related party (Note B)    8,057,690   6,173,375   8,057,690   6,173,375
  Interest income                   18,309       1,019     138,733       1,072
                                ----------   ---------  ----------   ---------
   Total income                 $8,739,969  $6,735,415 $10,099,736  $7,832,288
                                ----------   ---------  ----------  ----------
Expenses:
Interest on mortgages (Note B)  $ 412,829   $  292,414 $ 1,233,696  $ 850,562
Supervisory services,
    to a related party (Note C)   813,614      625,182     829,304    640,872
Special fees paid
    to a related party (Note D)     2,791        -0-         2,791     86,721
Depreciation of improvements       10,828        -0-        32,484       -0-
Amortization of mortgage
    refinancing costs              66,021       57,139     198,061    133,039
                                 --------   ----------  ----------  ---------
  Total expenses               $1,306,083   $  974,735  $2,296,336  $1,711,194
                               ----------   ----------  ----------  ----------
  Net Income for period        $7,433,886   $5,760,680  $7,803,400  $6,121,094
                               ==========   ==========  ===========  ==========
Earnings per $10,000 participation unit,
 Based on 700 participation units
 outstanding during the period  $10,619.84 $  8,229.54  $11,147.71  $ 8,744.42
                                ==========  ==========  ========== ===========
Distributions per $10,000 participation
	unit consisted of the following:
Income                          $   373.72 $   373.72   $ 1,121.16  $ 1,121.16
                                ---------- ----------   ----------  ----------
Total distributions             $   373.72 $   373.72   $ 1,121.16  $ 1,121.16
                                 ========= ==========   ==========   =========

At September 30, 2001 and 2000, there were $7,000,000 of participation units outstanding.
                See notes to condensed financial statements.

                                -1-
                        60 East 42nd St. Associates
                        Condensed Balance Sheets
                                (Unaudited)

Assets                                     September 30, 2001 December 31, 2000
Current assets:
  Cash                                          $   660,322     $ 5,987,609
  Further additional rent due
   from lessee, a related party (Note B)	  8,053,165	        -0-
                                                 -----------     -----------
   Total current assets                           8,713,487      5,987,609
                                                -----------     -----------
Real estate
  Land                                            7,240,000       7,240,000
                                                -----------     -----------
  Buildings and building improvements		 19,372,792	 18,534,135
   Less, allowance for depreciation		 18,566,619	 18,534,135
                                                -----------     -----------
                                                    806,173            -0-
                                                -----------    -----------
Building improvements, construction
   in progress                                    9,241,791       3,195,115
                                                 ----------     -----------
 Second mortgage costs                            1,111,574       1,111,574
    Less, allowance for amortization                373,715         194,236
                                                -----------     -----------
                                                    737,859         917,338
                                                -----------     -----------
Mortgage refinancing costs                          249,522         249,522
   Less, allowance for amortization		    173,143	    154,561
                                                -----------     -----------
                                                     76,379          94,961
                                                -----------    -----------
   Total assets                                 $26,815,689     $17,435,023
                                                ===========     ===========

Liabilities and Capital (Deficit) :
Current liabilities:
  Accrued supervisory fees, to a
   related party                             $   805,769    $       -0-
  Due to lessee                                4,758,161      3,288,906
  Accrued expenses                               136,545         49,488
                                             -----------    -----------
Total current liabilities                      5,700,475      3,338,394
                                             -----------    -----------
Long-term debt                                19,020,814     19,020,814
                                             -----------    -----------
   Total liabilities                         $24,721,289    $22,359,208
                                             -----------    -----------



                             -2-


                        60 East 42nd St. Associates
                        Condensed Balance Sheets
                            (Unaudited)


(CONTINUED)
                                       September 30, 2001 December 31, 2000
Capital (deficit):
January 1,                                     $(4,924,185)  $ (4,618,451)
  Add, Net income:
  January 1, 2001 through September 30, 2001     7,803,400            -0-
  January 1, 2000 through December 31, 2000            -0-      6,296,724
                                               -----------     -----------
                                                 2,879,215      1,678,273
                                               -----------    -----------
Less Distributions:
   Monthly distributions,
   January 1, 2001 through September 30, 2001      784,815           -0-
   January 1, 2000 through December 31, 2000           -0-    1,046,420
   Distribution on November 30, 2000 of
    Additional Rent for the lease year
     ended September 30, 2000                          -0-    5,556,038
                                               -----------   -----------
Total distributions                                784,815    6,602,458
                                               -----------   -----------
Capital (deficit):
   September 30, 2001                            2,094,400          -0-
   December 31, 2000                                   -0-   (4,924,185)
                                             ------------   -----------

Total liabilities and capital (deficit):
   September 30, 2001                         $26,815,689
   December 31, 2000                         ===========    $17,435,023
                                                            ===========





See notes to condensed financial statements.
                           -3-

                60 East 42nd St. Associates
                Statements of Cash Flows
                        (Unaudited)

                                           January 1, 2001     January 1, 2000
                                               through               through
                                          September 30, 2001  September 30, 2000

Cash flows from operating activities:
   Net income                                $ 7,803,400        $ 6,121,094
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation of improvements                   32,484             -0-
   Amortization of mortgage
        refinancing costs                        198,061           133,039
   Change in additional rent due
     from lessee                              (8,053,165)       (6,178,003)
   Accrued supervisory fees                      805,769           617,337
   Accrued expenses                               87,057           (32,939)
                                             -----------          ---------
Net cash provided by operating
   activities                                    873,606           660,528
                                             -----------         ----------
   Cash flows from investing activities:
    Purchase of Building Improvements
     	in Progress	                     (4,577,421)               -0-
        Purchase of Building Improvements      (838,657)               -0-
                                              ----------         ----------
   Net cash used in investing
      activities                             (5,416,078)               -0-
                                              ----------         ----------

Cash flows from financing activities:
   Increase in second mortgage costs              -0-             (946,574)
   Proceeds from second mortgage                  -0-            7,000,000
   Cash distributions                          (784,815)          (784,815)
                                            -----------         ----------
   Net cash provided by (used in)
     financing activities                      (784,815)         5,268,611
                                            -----------          ----------
   Net increase (decrease) in cash           (5,327,287)         5,929,139

Cash, beginning of period                     5,987,609             87,879
                                            -----------         ----------
Cash, end of period                         $   660,322         $6,017,018
                                             ===========        ==========
Cash paid for:
Interest                                    $ 1,146,639         $  838,248
                                              ===========        ==========

                              -4-

                60 East 42nd St. Associates
                Statements of Cash Flows
                        (Unaudited)




                                               For the Nine Months
                                                 Ended September 30,
                                                  2001        2000


Supplemental disclosure of
 noncash investing and financing
 activities

   Short-term debt to lessee
    incurred for purchase of
    building improvements,
    construction in progress               $1,469,255    $1,541,911
                                           ==========    ==========








See notes to condensed financial statements.

                             -5-


Notes to Condensed Financial Statements (Unaudited)

Note A - Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2001, its results of operations for the nine months and three months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 and its changes in Partners' capital for the nine months ended September 30, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.
                                -6-
Note B - Interim Period Reporting

         Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property").
Registrant's partners are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Fred C. Posniak, Jack Feirman and Mark Labell (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant (individually, a "Participant" and, collectively, "Participants").

	Registrant leases the Property to Lincoln Building
Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, trusts for the benefit of members of Peter L. Malkin's family. Four of the seven Partners in Registrant are current members of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee (the "Supervisor"). See Note C of this Item 1 ("Note C").

         In 1999, the participants in Registrant and the partners in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $28,000,000 and expected to take two to three years to complete. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, an extension of the lease for an additional 50 years to 2083.

The Lease, as modified March 1, 2000, provides that Lessee is required to pay Registrant:

         (i) annual basic rent (the "Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant installment payments of interest and amortization (excluding any balloon principal due at maturity) payable during such year under all mortgages to which the Lease is subordinate, provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $ 40,000,000 plus refinancing costs.
                                   -7-
         (ii) (A) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the lease year or
(y) $1,053,800 and (B) further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

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

          Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2001 was $8,057,690. After the payment of $805,769 to Supervisor as an additional payment for supervisory services, the balance of $7,251,921 will be distributed to the Participants on November 30, 2001.

          A refinancing of the existing first mortgage loan on the Property in the original principal amount of $12,020,814 was closed on October 6, 1994 (the "Mortgage"). Annual Mortgage charges are $1,063,842, payable in equal monthly installments of $88,654, representing interest only at the rate of 8.85% per annum. The Mortgage will mature on October 31, 2004 and is prepayable in whole after October 6, 1995 with a penalty providing interest protection to the mortgagee. The Mortgage is prepayable in whole without penalty during the 90-day period prior to its maturity date.
                                 -8-
          The refinancing costs were capitalized by Registrant and are being expensed ratably during the period of the mortgage extension from October 6, 1994 to October 31, 2004.

          A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was closed on March 9, 2000 and advances of $7,000,000 have been taken as of September 30, 2001. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 and amounts in excess of $7,000,000 are at interest only at the 30 day LIBOR rate. Amounts advanced after October 1, 2002 require interest only payments at 1.65 points in excess of the yield on U.S. Treasury Securities. Maturity is October 31, 2004.

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

Note C - Supervisory Services

        Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum (the "Basic Payment") plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 2001, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

        No remuneration was paid during the nine month period ended September 30, 2001 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Supervisor $18,000 of the Basic Payment and $5,535 on account of the Additional Payment, for supervisory services for the nine month period ended September 30, 2001.
                                -9-

        The supervisory services provided to Registrant by supervisor include, but are not limited to, providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

        Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 2001, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Partners in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Partners as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the five Partners who is currently a member of Supervisor (which supervises Registrant and Lessee), by reason of his interests in Supervisor, may receive income attributable to supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

        As of September 30, 2001, the Partners owned of record and beneficially an aggregate $61,667 of Participations in Registrant, representing .8% of the currently outstanding Participations therein.

        In addition, as of September 30, 2001, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $15,000 of Participations. Mr. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Peter L. Malkin owned of record as trustee or co-trustee, an aggregate of $55,714 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                             -10-
Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $107,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to him.


Note D - Special Fees

         During the nine months ended September 30, 2001, special fees of $2,791 ( computed on an hourly basis for special services) were paid to the firm of Wien & Malkin, LLP, a related party.



Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations.

        As stated in Note B, Registrant was organized solely for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent additional amounts for supervisory services and then to distribute the balance of such Additional Rent and Further Additional Rent to the Participants. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial liquid assets to defray any operating expenses of the Property.

        Registrant does not pay dividends. During the nine month period ended September 30, 2001, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

        On November 30, 2001, Registrant will make an additional distribution of $10,359.89 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor. See Notes B and C.
                                 -11-
        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total income increased for the nine month period ended September 30, 2001, as compared with the nine month period ended September 30, 2000. Such increase was the result of an increase in Further Additional
Rent payable by the Lessee for the lease year ended
September 30, 2001, an increase in Basic rent and interest income. See Note B.

Total expenses increased for the nine month period ended September 30, 2001, as compared with the nine month period ended September 30, 2000. Such increase was attributable to an increase in the Additional
Payment to Supervisor based on Further Additional
Rent for the lease year ended September 30, 2001, an increase in interest on the mortgages, an increase in amortization of the mortgage refinancing costs and depreciation of improvements. See Note B.

Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 2001, as compared with the nine month period ended September 30, 2000, and Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

                                  -12-
        Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the partners in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.



                                Inflation

         Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2000, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.







                                        -13-



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

         (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
                                -14-

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


Date: November 20, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-Fact*


Date: November 20, 2001












__________________________
- Mr. Katzman supervises accounting functions for Registrant.


                                -15-

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


                                -16-