Form 10-K
period 2001-12-31
60 EAST 42ND STREET ASSOCIATES
filed 2002-04-16
CIK 90794

FORM 10-K
        SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _________________

        Commission file number 0-2670

        60 EAST 42ND ST. ASSOCIATES L.L.C.
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

An Exhibit Index is located on pages 33 through 35 of this Report. Number of pages (including exhibits) in this filing: 35



                        PART I
Item 1.	Business.

         (a)     General

         Registrant is a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property") On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's partners are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Jack K. Feirman, Mark Labell, Thomas N. Keltner, Jr.,and Fred C. Posniak (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as an agent for holders of participations in the Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants"). Registrant leases the Property to Lincoln Building Associates (the "Lessee") under a long-term net operating lease (the "Lease") the current term of which expires on September 30, 2008. There is one additional 25-year renewal term which, if exercised, will extend the Lease until September 30, 2033. See Item 2 below in connection with the granting of additional lease extensions.

         Lessee is a partnership whose members consist of, among others, trusts for the benefit of members of Peter Malkin's family. Four of the seven Partners in Registrant are current members of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

         As of December 31, 2001, the Building was approximately 95% occupied by approximately 503 tenants who engage principally in the practice of law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See
Item 2 hereof for additional information concerning the Property.

         (b)     The Mortgages
                                -1-
         A first mortgage loan on the Property was closed on October 6, 1994 (the "Mortgage Loan"). The material terms of the
Mortgage Loan are as follows:

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

         (v) A second mortgage loan with Emigrant Savings
Bank in the amount of $27,979,186 was closed on March 9, 2000 and advances of $13,000,000 have been taken as of December 31, 2001. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 and amounts in excess of $13,000,000 are at interest only at the 30 day LIBOR rate. Amounts advanced after October 1, 2002 require interest only payments at 1.65 points in excess of the yield on U.S. Treasury Securities. Maturity is October 31, 2004.

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

         (c)     The Lease

         The Lease, as modified March 1, 2000, provides that
Lessee is required to pay Registrant:

(i) annual basic rent (the "Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant installment payments of interest and amortization
(excluding any balloon principal due at maturity) payable during

                                -2-
such year under all mortgages to which the Lease is subordinate, provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $40,000,000 plus refinancing costs.

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

(iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise re-quired during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent. Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee pursuant to the Lease, renders to Registrant a report on the operation of the property. Further Additional Rent for the lease year ended September 30, 2001 was $8,057,690. After the payment of $805,769 to Supervisor as an additional payment for supervisory services, the balance of $7,251,921 was distributed to the Participants on November 30, 2001.

        If the Mortgage is modified, the Basic Rent shall be equal to the Wien & Malkin LLP annual supervisory fee of $24,000 plus an amount equal to the annual debt service payments under the refinanced mortgage ( not including any balloon principal payment due at maturity).

(d)	Competition

        Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $35.40 per square foot (exclusive of electricity charges and escalation) and current deals range from $38 to $48.

		(e)	Tenant Leases
                           -3-
        Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in New York City. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then existing trends in the rental market for office space.

Item 2.	Property.

        Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by Mortgage Loans with an unpaid principal balances of $25,020,814 at December 31, 2001. For a description of the terms of the Mortgage Loans, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and
Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See
Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.

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
                              -4-
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

Item 4.	Submission of Matters to a Vote of Participants.
                            -5-
No matters were submitted to the Participants during the last quarter of the period covered by this report.


PART II

Item 5.	Market for the Registrant's Common Equity and Related
Security Holder Matters.

        Registrant, a limited liability company, was organized on September 25, 1958.

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

        (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2001, Registrant was advised of 32 transfers of Participations. In four instances, the indicated purchase price was equal to 3.5 times the face amount of the Participation transferred, i.e., $17,500 for a $5,000 participation. In all other cases, no consideration was indicated.

        (b) As of December 31, 2001, there were 757 holders of Participations of record.

        (c) Registrant does not pay dividends. During each of the years ended December 31, 2001 and 2000, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation.
On November 30, 2001 and November 30, 2000, Registrant made additional distributions for each $10,000 Participation of $10,359.89 and $7,937.20, respectively. Such distributions repre-sented primarily Additional Rent and Further Additional Rent payable by Lessee in accordance with the terms of the Lease. See
Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends solely on Lessee's ability to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.
                              -6-
[SELECTED FINANCIAL DATA]



Item 6.
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                      (A Limited Liability Company)

                       SELECTED FINANCIAL DATA


                                           Year ended December 31,

                            2001           2000          1999               1998          1997
Basic rent income	 $ 6,018,750	$ 6,018,750	$ 6,018,750	$ 6,018,750	$6,018,750
Overage rent income       26,072,502     14,583,762       7,582,109       4,109,852      2,401,300
Dividend income              248,948        256,963         144,690          84,615         10,377
Miscellaneous income       1,660,904         - 0 -          - 0 -            - 0 -          - 0 -

 Total revenues          $34,001,104    $20,859,475     $13,745,549     $10,213,217     $8,430,427


Net income               $29,512,491    $17,315,601     $10,901,065     $ 7,507,228     $4,752,560


Earnings per $10,000
 participation unit,
 based on 3,300
 participation units
 outstanding during
 the year		$     8,943	$     5,247	$     3,303	$     2,275	$    1,440


Total assets		$32,347,669	$20,842,972	$13,253,481	$ 8,787,638	$5,930,702


Long-term obligations    $  - 0 -       $    - 0 -      $    - 0-       $    - 0 -      $    -0-


Distributions per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding
 during the year:
	Income		$     5,182	$     3,185	$     2,033	$     1,500	$    1,179
        Return of capital     - 0 -           - 0 -           - 0 -           - 0 -           -0-

  Total distributions   $     5,182     $     3,185     $     2,033     $     1,500     $    1,179













                                     -7-






Item 7.
                        EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                          (A Limited Liability Company)

                            QUARTERLY RESULTS OF OPERATIONS




The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.


                                             Three Months Ended

                        March 31,       June 30,        September 30,  December 31,
                          2000            2000            2000           2000
Statement of Income Data:
  Minimum net, basic
   rent income          $1,504,687      $1,504,688      $1,504,688      $ 1,504,687
  Additional rent
   income                       -              -               -         14,583,762
  Dividend income           95,211          48,471          52,024           61,257
    Total revenues       1,599,898       1,553,159       1,556,712       16,149,706

  Leasehold rent           492,500         492,500         492,500          492,500
  Supervisory services      39,854          39,854          39,854          883,165
  Amortization of
     leasehold              52,117          52,117          52,117           52,117
  Professional fees            -                -              -            362,679
    Total expenses         584,471         584,471         584,471        1,790,461

    Net income          $1,015,427      $  968,688      $  972,241      $14,359,245

Earnings per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding during
 each period            $     307       $     294       $      295      $     4,351































                             -8-



Item 7.	Management's Discussion and Analysis of Financial
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

        The following summarizes the material factors affecting
Registrant's results of operations for the three years ended
December 31, 2001:

(a)	Total income increased for the year ended December 31,
2001 as compared with the year ended December 31, 2000.
Such increase is mainly attributable to the payment of an increased amount of Further Additional Rent received by Registrant in 2001 and interest income. Total income increased for the year ended December 31, 2000 as compared with the year ended December 31, 1999. Such increase is attributable to the payment of an increased amount of Further Additional Rent to Registrant in 2000 and interest income. See Note 4 of the Notes.

(b)	Total expenses increased for the year ended December 31,
2001 as compared with the year ended December 31, 2000.
Such increase resulted from an increase in mortgage interest, the additional payment for supervisory services payable with respect to an increased amount of Further
Additional Rent received by Registrant in 2001, amortization of second mortgage refinancing costs and depreciation of assets placed in service in 2001. Total expenses increased for the year ended December 31, 2000 as compared with the year ended December 31, 1999. Such increase resulted from an increase in mortgage interest, additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 2000, amortization of second mortgage refinancing costs and professional fees.

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Overage Rent, sometimes referred to as additional rent and further
                        -9-
additional rent payable to Registrant, is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market,

Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the year ended December 31, 2001 as compared with the year ended December 31, 2000, and Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

		Not applicable.
                           -10-
PART III

Item 10.  Directors and Executive Officers of the Registrant.

        Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 2001 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
Partner:

                        Nature                  Principal       Date
                        of Family               Occupation      Individual
                        Relation-   Business        and         became
Name              Age     ship      Experience    Employment    Partner

Anthony E. Malkin  39    son of    Real estate   Senior Director  1997
                         Peter L.  Supervision   of Supervisory
                         Malkin,   and           Service of Wien
                         brother   management    & Malkin LLP
                         of                      and President
                         Scott D.                of W&M Properties
                         Malkin                  L.L.C.

Scott D. Malkin 43      son of    Chairman and    CEO of         1997
                        Peter L.  CEO of real     S.D. Malkin
                        Malkin,   estate          Properties,
                        brother   development     Inc.
                        of        company
                        Anthony E.
                        Malkin


Mark Labell     49      None    Real Estate     Partner          1998
                                Supervision     Wien & Malkin
                                                LLP,

Thomas N. Keltner,
 Jr.            55      None    Real Estate     Partner 1996
                                Supervision     Wien & Malkin
                                                LLP,

                        -11-

                        Nature                  Principal       Date
                        of Family               Occupation      Individual
                        Relation-    Business    and            became
        Name    Age     ship         Experience Employment      Partner

Jack K. Feirman 56      None         Real Estate  Partner      1998
                                     Supervision  Wien & Malkin
                                                  LLP,

Peter L. Malkin 68      Father      Real Estate    Senior Partner  1970
                        of          Supervision    and Chairman
                        Anthony E.                 Wien & Malkin
                        and                        LLP,
                        Scott D.
                        Malkin

Fred C. Posniak    56	None	Real Estate 	Director	2001
                                Supervision     W & M Properties,
                                                L.L.C.


         As stated above, four of the Partners are current members of Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

         The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a director, joint venturer or general partner are as follows:

Peter L. Malkin is a member in 250 West 57th St.
Associates L.L.C. and a member in Empire State Building
Associates L.L.C.; and a general partner in  Navarre-500
Building Associates and Garment Capitol Associates.

Thomas N. Keltner, Jr. is a member in Empire State
Building Associates L.L.C. and a general partner in Navarre-500 Building Associates and Garment Capitol
Associates.

Anthony E. Malkin is a member in 250 West 57th Street
Associates L.L.C.

                              -12-




Item 11. Executive Compensation.

         As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

         No remuneration was paid during the current fiscal year ended December 31, 2001 by Registrant to any of the Partners as such. Registrant pays Supervisor, for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing an annual return of 14% on the Participants' remaining cash investment in Registrant (which remaining cash investment, at December 31, 2001, was equal to the Participant's original cash investment of $7,000,000). Pursuant to such fee arrangements, Registrant paid Supervisor a total of $837,149 (consisting of $24,000 as an annual basic payment for supervisory services and $813,149 as an additional payment for supervisory services) during the fiscal year ended December 31, 2001. The supervisory services provided to Registrant by Supervisor include real estate supervisory, legal, administrative and financial services. The services include, but are not limited to providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities. Out of its fees, Supervisor paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, four of the Partners are also members of Supervisor.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2001, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.


                                -13-
         (b) At December 31, 2001, the Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following
Participations:

                     Name and Address        Amount of       Percent
                  of Beneficial Beneficial        of
Title of Class            Owners             Ownership        Class

Participations

                Anthony E. Malkin             $25,833 .369%
                60 East 42nd Street
                New York, NY 10165


                Thomas N. Keltner, Jr.        $ 2,500 .036%
                60 East 42nd Street
                New York, NY 10165


                Scott D. Malkin               $33,334 .476%
                27 Hereford Square
                SW7 4NB
                London, England



         At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Mr. Anthony E.
Malkin disclaims any beneficial ownership of such Participations.

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

        (c) Not applicable.
                         -14-



Item 13.  Certain Relationships and Related Transactions.

          (a) As stated in Items 1 and 10 hereof, Messrs. Feirman, Keltner, Labell, Anthony E. Malkin, Peter L. Malkin, Scott D. Malkin and Posniak are the seven members in Registrant and also act as agents for Participants in their respective membership interests therein. Mr. Peter Malkin is also among the partners in Lessee.
As a consequence of one of the seven members being a partner in Lessee and four of the seven members being members of Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective Participating Agreements pursuant to which the members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on the Participants' behalf. Such transactions, among others, include modification and extension of the Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

          See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 2001, Mr. Peter Malkin owned a partnership interest in Lessee. The respective interests, if any, of the members in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Mr. Peter Malkin, his individual ownership of a partnership interest in Lessee. The members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the four members who is a partner in Supervisor, by reason of his interests in Supervisor, may receive income attributable to supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

          Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which four of the members are among the partners in Supervisor. The respective interests of each member in any remuneration paid or given by Registrant to Supervisor arises solely from such member's ownership of an interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

          (b) Reference is made to paragraph (a) above.

          (c)  Not applicable.

          (d)  Not applicable.


                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 10-K.

(a)(1)  Financial Statements:

Consent of J. H. Cohn LLP, Certified Public Accountants, dated February 26, 2002.

Accountant's Report of J. H. Cohn LLP, Certified Public
Accountants, dated February 26, 2002.

Balance Sheets at December 31, 2001 and at December 31,
2000 (Exhibit A).

Statements of Income for the fiscal years ended December
31, 2001, 2000 and 1999. (Exhibit B).

Statement of Members' Capital Deficit for the fiscal year ended December 31, 2001 (Exhibit C-1).

Statement of Members' Capital Deficit for the fiscal year ended December 31, 2000 (Exhibit C-2).

Statement of Members' Capital Deficit for the fiscal year ended December 31, 1999 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended
December 31, 2001, 2000 and 1999 (Exhibit D).

Notes to Financial Statements for the fiscal years ended
December 31, 2001, 2000 and 1999.

(2)     Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31,
2001 (Schedule III).

(3)	Exhibits:  See Exhibit Index.

(b)	No report on Form 8-K was filed by Registrant during
the last quarter of the period covered by this report.

[J.H. COHN LLP
ACCOUNTANTS & CONSULTANTS]







                                         March 27,2002




Empire State Building Associates L.L.C.
New York, N. Y.



We consent to the use of our independent accountants' report dated March 27, 2002 covering our audits of the accompanying financial statements of Empire State Building Associates L.L.C. in connection with and as part of your December 31, 2001 annual report (Form 10-K) to the Securities and Exchange Commission.




                                        J.H. Cohn LLP



New York, N.Y.

[J.H. COHN LLP
ACCOUNTANTS & CONSULTANTS]











INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Empire State Building Associates L.L.C.
(a Limited Liability Company)
New York, N. Y.


We have audited the accompanying balance sheets of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2001 and 2000, and the related statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2001, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.






							J.H. Cohn LLP

New York, N. Y.
March 27, 2002
                           -18-
                                                       EXHIBIT A

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                         BALANCE SHEETS


                            A S S E T S



                                                       December 31,
                                                 2001             2000
Current assets:
  Cash and cash equivalents (Note 14):
   JPMorgan Chase Bank                      $     3,739     $     1,418
   Distribution account held by
   Wien & Malkin LLP                            324,111         324,111
   Fidelity U.S. Treasury Income Portfolio   29,520,266      15,408,212

						                                          	29,848,116	15,733,741

   Additional rent due from Empire State
    Building Company L.L.C., a related party     72,502       2,583,762
     Prepaid rent                                23,831          23,831

          TOTAL CURRENT ASSETS               29,944,449      18,341,334

Deferred charges                                110,050               -

Real estate (Note 2):
   Leasehold on Empire State Building,
    350 Fifth Avenue, New York, N. Y         39,000,000      39,000,000
   Less: Accumulated amortization            36,706,830      36,498,362

                                              2,293,170       2,501,638

         TOTAL ASSETS                       $32,347,669     $20,842,972



                        LIABILITIES AND MEMBERS' EQUITY


Current liabilities:
   Accrued professional fees, including amounts due
    to a related party (Note 11)           $   316,804     $ 1,854,565
   Accrued supervisory services, to a
    related party (Note 5)                   1,474,468         843,310

     TOTAL LIABILITIES                       1,791,272       2,697,875

Contingencies (Notes 10 and 12)

Members' equity (Exhibit C)                 30,556,397      18,145,097

    TOTAL LIABILITIES AND MEMBERS' EQUITY  $32,347,669     $20,842,972






	See accompanying notes to financial statements.
                                 -19-
                                                         EXHIBIT B

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                          STATEMENTS OF INCOME


					       Year ended December 31,

                                             2001           2000         1999

Revenues:
 Rent income, from a related party (Note 3)  $32,091,252  $20,602,512  $13,600,859

 Miscellaneous income (Note 11)                1,660,904         -         -

 Dividend income                                 248,948      256,963      144,690

                                              34,001,104   20,859,475   13,745,549


Expenses:

 Leasehold rent (Note 4)                       1,970,000    1,970,000    1,970,000

 Supervisory services, to a related
   party (Note 5)                              1,633,885    1,002,727      581,983

 Professional fees, including amounts due
   to a related party (Note 11)                  676,260      362,679       84,033


 Amortization of leasehold (Note 2)              208,468      208,468      208,468

                                               4,488,613    3,543,874    2,844,484

      NET INCOME, CARRIED TO MEMBERS'
        EQUITY (NOTE 8)                      $29,512,491  $17,315,601  $10,901,065



Earnings per $10,000 participation unit, based
 on 3,300 participation units outstanding
 during each year                            $    8,943    $   5,247   $    3,303





















	See accompanying notes to financial statements.

                                 -20-
                                                               EXHIBIT C-3

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                        (A Limited Liability Company)

                        STATEMENT OF MEMBERS' EQUITY
                        YEAR ENDED DECEMBER 31, 1999

                                 Members'                                      Members'
                                  Equity                                        Equity
                                 January 1,     Share of                      December 31,
                                   1999        net income   Distributions        1999

Richard A. Shapiro Group        $2,382,433      $ 3,633,688     $2,236,444      $ 3,779,677

Thomas N. Keltner, Jr. Group     2,382,432        3,633,689      2,236,445        3,779,676

Peter L. Malkin Group		 2,382,432	  3,633,688 	 2,236,444	  3,779,676

                                $7,147,297      $10,901,065     $6,709,333      $11,339,029

















	See accompanying notes to financial statements.

                              -21-
                                                     EXHIBIT C-1

                     EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                           (A Limited Liability Company)

                       STATEMENT OF MEMBERS' EQUITY
                      YEAR ENDED DECEMBER 31, 2001


                               Members'                                       Members'
                                Equity                                         Equity
                               January 1,      Share of                      December 31,
                                 2001         net income    Distributions        2001

Anthony E. Malkin Group
 (formerly Richard A.
  Shapiro Group)               $ 6,048,366     $ 9,837,497     $ 5,700,397     $10,185,466

Thomas N. Keltner, Jr. Group     6,048,365       9,837,497       5,700,397      10,185,465


Peter L. Malkin Group            6,048,366       9,837,497       5,700,397      10,185,466

                               $18,145,097     $29,512,491     $17,101,191     $30,556,397






























	See accompanying notes to financial statements.
                             -22-
                                                               EXHIBIT C-2

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                 STATEMENT OF MEMBERS' EQUITY


                                        YEAR ENDED DECEMBER 31, 2000


                                 Members'                                    Members'
                                  Equity                                      Equity
                                 January 1,    Share of                     December 31,
                                   2000       net income   Distributions        2000

Richard A. Shapiro Group        $ 3,779,677     $ 5,771,867     $3,503,178     $ 6,048,366

Thomas N. Keltner, Jr. Group      3,779,676       5,771,867      3,503,178       6,048,365

Peter L. Malkin Group             3,779,676       5,771,867      3,503,177       6,048,366

                                $11,339,029     $17,315,601    $10,509,533     $18,145,097












	See accompanying notes to financial statements.

                                 -23-
                                                                   EXHIBIT D

                        EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                          (A Limited Liability Company)

                              STATEMENTS OF CASH FLOWS



                                                    Year ended December 31,

                                                         2001         2000         1999

Cash flows from operating activities:
  Net income                                          $ 29,512,491    $ 17,315,601    $10,901,065
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of leasehold                              208,468         208,468        208,468
    Changes in operating assets and liabilities:
     Additional rent due from Empire State
      Building Company L.L.C., a related party           2,511,260      (1,601,653)      (372,257)
     Deferred charges                                     (110,050)         -               -
     Accrued supervisory services,
      to a related party                                   631,158         420,744        242,566
     Accrued professional fees,
      to a related party                                (1,537,761)        362,679         31,545

     Net cash provided by
      operating activities                              31,215,566      16,705,839     11,011,387


Cash flows from financing activities:
     Cash distributions                                (17,101,191)    (10,509,533)    (6,709,333)

    Net cash used in financing
      activities                                       (17,101,191)    (10,509,533)    (6,709,333)

    Net increase in cash
      and cash equivalents                              14,114,375       6,196,306       4,302,054

Cash and cash equivalents, beginning of year            15,733,741       9,537,435       5,235,381

    CASH AND CASH EQUIVALENTS,
      END OF YEAR                                     $ 29,848,116    $ 15,733,741     $ 9,537,435



















	See accompanying notes to financial statements.
                                 -24-
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                        (A Limited Liability Company)

                     NOTES TO FINANCIAL STATEMENTS




1.  Business Activity and Reorganization

Empire State Building Associates L.L.C. ("Associates") holds the tenant's position in the master leasehold of the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York City. Associates subleases the property to Empire State Building Company L.L.C.("Company").

Associates operated as a general partnership, Empire State Building Associates, until October 1, 2001, when it converted to a limited liability company and changed to its current name. Ownership percentages in Associates were unchanged by the conversion. Associates continues to be treated as a partnership for tax purposes, and the partnership's income tax basis of its assets and liabilities carried over to the limited liability company.




2.  Summary of Significant Accounting Policies

a.  Cash and Cash Equivalents:

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments purchased with a maturity of three months or less.

b.  Real Estate and Amortization of Leasehold:

Real estate, consisting of a leasehold, is stated at cost. Amortization of the leasehold is being computed through its first renewal term by the straight-line method over its estimated useful life of 25 years, from January 1, 1988 to January 5, 2013.

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




3.  Related Party Transactions -  Rent Income

Rent income for the years ended December 31, 2001, 2000 and 1999 totaling $32,091,252, $20,602,512 and $13,600,859, respectively, consists of the minimum annual rent plus additional rent under an operating sublease dated December
27, 1961, as modified February 15, 1965, with Company (the "Sublessee"), as follows:


                                      Year ended December 31,

                                       2001          2000          1999
     Minimum net basic rent       $ 6,018,750     $ 6,018,750     $ 6,018,750
     Additional rent earned        26,072,502      14,583,762       7,582,109
                                  $32,091,252     $20,602,512     $13,600,859

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                  NOTES TO FINANCIAL STATEMENTS
                        (Continued)




3.  Related Party Transactions -  Rent Income (continued)

The sublease provides for the same initial term and renewal options as the leasehold (see Note 4), less one day. In January 1989, the Sublessee exercised its option to renew the sublease for the first renewal period from January 4, 1992 to January 4, 2013. The annual minimum net basic rent during the first renewal term was reduced to $6,018,750, and is to be further reduced to $5,895,625 during each of three remaining renewal terms.

Additional rent earned is equal to fifty percent of the Sublessee's annual net income (as defined in the sublease) in excess of $1,000,000.

A member in Associates is also a member in the Sublessee.




4.  Leasehold Rent

Leasehold rent represents the net basic rent of $1,970,000 per annum under an operating lease dated December 27, 1961, as modified February 15, 1965, with The Prudential Insurance Company of America ("Prudential"). Associates exercised its first renewal option in 1988, and the current leasehold rent remains unchanged throughout the first renewal term of the lease, which ends on January 5, 2013.

The lease contains options for Associates to renew the leasehold for an additional 3 successive periods of 21 years each. The basic rent is to be further reduced to $1,723,750 per annum during each of the remaining three renewal terms.

On November 27, 1991, Prudential sold the property to E.G. Holding Co., Inc. which, through merger and conveyance, transferred its interest as lessor to Trump Empire State Partners. Associates' rights under the master leasehold remain unchanged.

See Note 9.





5.  Related Party Transactions - Supervisory Services

Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2001, 2000 and 1999, totaling $1,633,885, $1,002,727 and $581,983, respectively, represent fees incurred by the firm of Wien & Malkin LLP. Some members of that firm are members in Associates.

Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.





6.  Number of Participants

There were approximately 2,640 participants in the participating groups at December 31, 2001, 2000 and 1999.

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                (A Limited Liability Company)

                  NOTES TO FINANCIAL STATEMENTS
                         (Continued)


7.  Determination of Distributions to Participants

Distributions to participants in 2001, 2000 and 1999 of $17,101,191, $10,509,533
and $6,709,333, respectively, represented the following:

                                2001                   2000                  1999
Minimum annual rent			$ 6,018,750		$ 6,018,750		$ 6,018,750
Additional rent,
 earned in
 previous year,
 distributed in
 current year                            14,583,762               7,582,109               4,109,852

Dividend income
 earned in previous
 year, distributed
 in current year                            256,963                 144,690                  84,615

                                         20,859,475              13,745,549              10,213,217

Less:

  Leasehold rent
   expense             $1,970,000                     $1,970,000              $1,970,000
  Supervisory services
   incurred in
   previous year        1,002,727                        581,983                 339,417
  Professional fees
   incurred in
   previous year          362,679                         84,033                 188,104
Amount held in
  reserve to fund
  payment of accrued
  legal fees              422,878                        600,000               1,006,363

                                          3,758,284               3,236,016               3,503,884
Distributions
 to participants			$17,101,191		$10,509,533		$ 6,709,333



8.  Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years 2001, 2000 and 1999 based on 3,300 participation units outstanding during each year, consisted of the following:


                                    Year ended December 31,

                                    2001    2000    1999

               Income               $5,182  $3,185  $2,033

               Return of capital       -       -       -

               TOTAL DISTRIBUTIONS  $5,182  $3,185  $2,033


Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

                   EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                    (A Limited Liability Company)

                   NOTES TO FINANCIAL STATEMENTS
                           (Continued)




9.  Proposal to Acquire Fee Title to Empire State Building and Subsequent Event

On September 14, 2001, Associates' Agents filed a proxy statment with the Securities and Exchange Commission in connection with the Solicitation of Consents of Associates' Participants for a program (a) to acquire the fee title to the Empire State Building for a price not to exceed $57.5 million, and for total acquisition and financing costs not to exceed $60.5 million;
(b) to mortgage the fee title and leasehold to finance such total costs; and
(c) to effect such acquisition and financing alone or with the operating sublessee or any third party on terms the Agents believe beneficial for Associates. The required consents for the program were obtained prior to December 31, 2001. On March 18, 2002, Associates signed both a purchase contract to acquire the fee title at a price of $57.5 million (with a deposit of $1 million) and a $60.5 million mortgage commitment to finance the acquisition and financing costs.



10. Litigation and Subsequent Events

On November 29, 2001, an action entitled Irving Schneider v. Peter L. Malkin et al. was brought in New York State Supreme Court by the holder of a $10,000 original participation in Associates (representing 1/3300th of the interests in Associates) against Associates' Agents, claiming that the Agents had violated contractual and fiduciary duties and that the consent of the Participants to Associates' program for acquisition and financing of the fee title to the Empire State Building pursuant to the September 14, 2001 Solicitation (Note 9) is ineffective. On February 28, 2002, the Court granted an order dismissing all of Mr. Schneider's claims. Mr. Schneider filed on March 8, 2002 a notice of appeal of the order dismissing his claims.


Associates has paid the defense costs in this action for professional fees and disbursements, of which $122,442 has been incurred through December 31, 2001. Counsel for Associates' Agents has advised that Mr. Schneider's claims are without merit. It is not possible at this time to determine the potential loss, if any, which might result from this action. No provision for liability has been made in the accompanying financial statements. Associates established a reserve of $500,000 as of March 11, 2002 for future defense costs in any appeal or other proceedings related to this matter.




11. Related Party Transactions - Professional Fees and Miscellaneous Income

The accompanying statements of income reflect legal fees paid or owed to Wien & Malkin LLP, a related party (Note 5), as follows:

                                 2001            2000            1999

Reimbursement owing to Agents
 of their legal and accounting
 expenses relating to suit
 by Julien Studley              $120,009        $219,386        $39,670

Other payments made or accrued   392,809         143,293         44,363

                                $512,818        $362,679        $84,033

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                    (A Limited Liability Company)

                  NOTES TO FINANCIAL STATEMENTS
                         (Continued)



11. Related Party Transactions - Professional Fees and Miscellaneous Income (continued)

Accrued professional fees, at December 31, 2002 and 2001 include $220,749 and $1,854,565, respectively, owed to Wien & Malkin LLP.

Miscellaneous income of $1,660,904 in 2001 consists of a reimbursement by Company of litigation costs and disbursements expensed by Associates in 2001 and prior years. The litigation costs and disbursements had been incurred in Associates' successful defense of dismissed claims by Julien Studley, a holder of a $20,000 original participation in Associates, against Agents for Associates.



12. Contingencies

Wien & Malkin LLP and Peter L. Malkin are engaged in a dispute with Company's managing agent, Helmsley-Spear, Inc., concerning the management, leasing, and supervision of the property that is subject to the net sublease to the operating sublessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin LLP and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin LLP and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) competent tribunal authorizes payment by Associates or (b) a participant voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the arbitrators, which was confirmed by the court, (i) reaffirms the right of the partners in the lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismisses Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP, and (iii) rejects the termination of Helmsley-Spear, Inc. for cause. Parts of the decision of the court are under appeal.



13. Receipt of Warrants and Stock in Telecommunications Companies

In 2000, Associates received shares of common stock and warrants from certain unrelated companies in exchange for permission for those companies to provide high-speed internet access and other telecommunication services to the Building. The Sublessee received an equal number of shares and warrants. There are restrictions as to the transfer of the stock, and neither the warrants nor the stock has an ascertainable value since their issuance. Accordingly, the accompanying financial statements do not reflect any value for these securities.



14. Concentration of Credit Risk

Associates maintains cash balances in a bank, money market funds (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 2001 was completely insured. The cash in the money market funds and the account held by Wien & Malkin LLP are not insured. The funds held in the distribution account were paid to the participants on January 1, 2002.

15. Reclassifications

As a result of the reorganization in 2001 (Note 1), certain accounts in prior year financial statements have been reclassified to conform with the presentation in the financial statements for 2001.

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                        (A Limited Liability Company)

                          OMITTED SCHEDULES


The following schedules have been omitted as not applicable in the present instance:



	SCHEDULE I   -	Condensed financial information of registrant.

	SCHEDULE II  -	Valuation and qualifying accounts.

	SCHEDULE IV  -	Mortgage loans on real estate.

                                                            SCHEDULE III
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                Real Estate and Accumulated Depreciation
                        December 31, 2001



Column

  A   Description       Leasehold on Empire State Building
                             located at 350 Fifth Avenue,
                             New York, New York.

  B   Encumbrances.............................................     None



  C   Initial cost to company
        Leasehold..............................................  $39,000,000


  D   Cost capitalized subsequent to acquisition...............      None

  E   Gross amount at which carried at
       close of period
         Leasehold............................................  $39,000,000(a)


  F   Accumulated amortization................................  $36,706,830(b)


  G   Date of construction                                     1931

  H   Date acquired                               December 27, 1961

  I   Life on which leasehold amortization in
       latest income statements is computed       25 years from January 1, 1988
                                                  (see Note 2 of Notes to
                                                  Financial Statements).


(a) There have been no changes in the carrying values of real estate for the years ended December 31, 2001, December 31, 2000 and December 31, 1999. The costs for federal income tax purposes are the same as for financial statement purposes.

(b)  Accumulated amortization
      Balance at January 1, 1999                       $36,081,426
       Amortization:
        F/Y/E 12/31/99                      $208,468
              12/31/00                       208,468
              12/31/01                       208,468       625,404

    Balance at December 31, 2001                       $36,706,830

                        -16-

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

60 EAST 42ND ST. ASSOCIATES L.L.C.
(Registrant)



By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date:  April 15, 2002


        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date:  April 15, 2002









________________________
*	Mr. Katzman supervises accounting functions for Registrant.

                        -32-
                        Exhibit Index


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
                        -34-
        Number  Document        Page*



        13(b)   Letter to Participants, dated November 30,
                2001 and accompanying financial reports
                for the lease year ended September 30,
                2001. The foregoing material shall not
                be deemed to be "filed" with the
                Commission or otherwise subject to the
                liabilities of Section 18 of the
                Securities Exchange Act of 1934.

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










_______________________
- Page references are based on a sequential numbering system.

                           -35-