Form 10-K/A
period 2001-12-31
60 EAST 42ND STREET ASSOCIATES
filed 2002-04-17
CIK 90794

FORM 10-K/A
        SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

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

An Exhibit Index is located on pages 34 through 36 of this Report. Number of pages (including exhibits) in this filing: 36



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


[SELECTED FINANCIAL DATA]

Item 6.
                                60 EAST 42nd ST. ASSOCIATES L.L.C.
                                   (A Limited Liability Company)

                                     SELECTED FINANCIAL DATA

                                               Year ended December 31,

                               2001            2000          1999            1998            1997

Basic rent income          $ 1,545,186     $ 1,194,968     $ 1,087,842     $ 1,087,842     $ 1,087,842
Advance of additional
 rent income                 1,053,800       1,053,800       1,053,800       1,053,800       1,053,800
Further additional
 rent income                 8,057,690       6,173,375       3,091,366       1,529,651       2,110,080
Interest income                142,019          92,422          - 0 -           - 0 -             0 -

   Total revenues          $10,798,695     $ 8,514,565     $ 5,233,008     $ 3,671,293     $ 4,251,722

Net income                 $ 7,814,714     $ 6,296,724     $ 3,758,620     $ 2,390,776     $ 2,877,925

Earnings per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 the year                  $    11,164     $     8,995     $     5,369     $     3,415     $     4,111


Total assets               $22,040,811     $17,435,023     $ 8,510,184     $ 7,472,392     $ 7,497,168


Long-term obligations      $25,020,814     $19,020,814     $12,020,814     $12,020,814     $12,020,814


Distributions per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 the year:
      Income              $    11,164     $     8,995     $     5,369     $     3,415     $     4,111
      Return of capital           691             437             100              35              35

      Total distributions $    11,855     $     9,432     $     5,469     $     3,450     $     4,146

Item 7.
                              60 EAST 42nd ST. ASSOCIATES L.L.C.
                                (A Limited Liability Company)

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


Item 7.
                              60 EAST 42nd ST. ASSOCIATES L.L.C.
                                 (A Limited Liability Company)

                          QUARTERLY RESULTS OF OPERATIONS (Continued)


                                            Three Months Ended


                                March 31,       June 30,      September 30,  December 31,
                                   2001           2001            2001            2001
Statement of Income Data:
  Basic rent income             $339,610        $372,834        $  400,520      $432,222
  Advance of additional
   income                        263,450         263,450           263,450       263,450
  Further additional rent
   income                           -               -            8,057,690           -
  Interest income                 76,026          44,398            18,309         3,286
    Total revenues               679,086         680,682         8,739,969       698,958


  Interest on mortgages          409,636         411,232           412,829       429,508
  Supervisory services             7,845           7,845           813,614         7,845
  Amortization of mortgage
     refinancing costs            66,020          66,020            66,021        66,021
  Depreciation of building
   improvements and equipment     10,828          10,828            10,828       173,770
  Professional fees                    -               -             2,791        10,500
    Total expenses               494,329         495,925         1,306,083       687,644

    Net income                   184,757        $184,757        $7,433,886      $ 11,314

Earnings per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 each period                    $   264        $    264        $  10,620        $     16


Item 7.	Management's Discussion and Analysis of Financial
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

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Overage Rent, sometimes referred to as additional rent and further
                        -10-
additional rent payable to Registrant, is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market,

Liquidity and Capital Resources

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

                        -12-

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

                              -13-




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


                                -14-
         (b) At December 31, 2001, the Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following
Participations:

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

[LETTERHEAD OF J.H. COHN
ACCOUNTANTS & CONSULTANTS]






							February 26, 2002



60 East 42nd St. Associates L.L.C.
New York, N. Y.

We consent to the use of our independent accountants' report dated February 26, 2002 covering our audits of the accompanying financial statements of 60 East 42nd St. Associates L.L.C. in connection with and as part of your December 31, 2001 annual report (Form 10-K) to the Securities and Exchange Commission.



					      J.H. Cohn LLP

[LETTERHEAD OF J.H. COHN
ACCOUNTATNS & CONSULTANTS]








INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 60 East 42nd St. Associates L.L.C.
(a Limited Liability Company)
New York, N. Y.


We have audited the accompanying balance sheets of 60 East 42nd St. Associates L.L.C. as of December 31, 2001 and 2000, and the related statements of income, members' capital deficit and cash flows for each of the three years in the period ended December 31, 2001, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




				            J.H. Cohn LLP



New York, N. Y.
February 26, 2002

                          -19-
                                                        EXHIBIT A

                             60 EAST 42nd ST. ASSOCIATES L.L.C.
                                (A Limited Liability Company)

                                      BALANCE SHEETS


                                       A S S E T S


                                                            December 31,
                                                  2001                      2000
Current Assets:
 Cash in banks                                  $1,863,548              $5,900,407
 Cash in distribution account held
  by Wien & Malkin LLP (Note 10)                    87,202                  87,202
        TOTAL CURRENT ASSETS                     1,950,750               5,987,609

Real Estate (Notes 2a, 3 and 12):
 Land                                            7,240,000               7,240,000
 Buildings                          $16,960,000             $16,960,000
   Less: Accumulated depreciation    16,960,000      -       16,960,000     -
 Building improvements and equipment 13,882,233               1,574,135
   Less: Accumulated depreciation     1,780,389 12,101,844    1,574,135     -
 Building improvements, construction
  in progress                                        -                   3,195,115

Other Assets:
 Mortgage refinancing costs, less
  accumulated amortization of
  $612,879 in 2001 and $348,797
  in 2000 (Note 2b)                                748,217               1,012,299

               TOTAL ASSETS                    $22,040,811             $17,435,023


                             LIABILITIES AND MEMBERS' CAPITAL DEFICIT

Current Liabilities:
  Due to lessee, a related
   party (Note 12)                             $ 2,372,779             $ 3,288,906
        Accrued expenses                            55,030                  49,488
   TOTAL CURRENT LIABILITIES                     2,427,809               3,338,394

Long-term Liabilities:
   Bonds, mortgages and similar debt:
     First and second mortgages
     payable (Note 3)                           25,020,814              19,020,814

   TOTAL LIABILITIES                            27,448,623              22,359,208

Commitments and contingencies
 (Notes 11 and 12)

Members' Capital Deficit (Exhibit C)            (5,407,812)             (4,924,185)

    TOTAL LIABILITIES AND
      MEMBERS' CAPITAL DEFICIT                 $22,040,811             $17,435,023

	See accompanying notes to financial statements.

                             -20-
                                                              EXHIBIT B
                     60 EAST 42nd ST. ASSOCIATES L.L.C.
                        (A Limited Liability Company)

                            STATEMENTS OF INCOME



                                                  Year ended December 31,
                                                    2001            2000            1999
Revenues:

 Rent income, from a related party (Note 4)      $10,656,676    $8,422,143      $5,233,008
Interest income                                      142,019        92,422            -

                        TOTAL REVENUES            10,798,695      8,514,565      5,233,008

Expenses:

  Interest on mortgages (Note 3)                   1,663,205      1,263,391      1,063,842

  Supervisory services, to a related party
      (Note 5)                                       837,149        648,717        340,517

  Amortization of mortgage refinancing costs
      (Note 2b)                                      264,082        219,012         24,776

  Depreciation of building improvements and
   equipment                                         206,254            -              -

  Professional fees, including amounts paid to
   a related party (Note 6)                           13,291         86,721         45,253

        TOTAL EXPENSES                             2,983,981      2,217,841      1,474,388

          NET INCOME, CARRIED TO MEMBERS'
            CAPITAL DEFICIT (NOTE 9)             $ 7,814,714     $6,296,724     $3,758,620


Earnings per $10,000 participation unit, based
 on 700 participation units outstanding during
 each year                                      $    11,164      $    8,995     $    5,369












	See accompanying notes to financial statements.
                                 -21-
                                                                  EXHIBIT C-2

                               60 EAST 42nd ST. ASSOCIATES L.L.C.
                                 (A Limited Liability Company)

                             STATEMENT OF MEMBERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 2000

                                                                                 Members'
                                 Members'                                   capital deficit
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






















	See accompanying notes to financial statements.
                                 -22-
                                                                EXHIBIT C-3

                              60 EAST 42nd ST. ASSOCIATES L.L.C.
                                (A Limited Liability Company)

                            STATEMENT OF MEMBERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1999

                                                                               Members'
                                Members'                                    capital deficit
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

                                 -23-
                                                              EXHIBIT C-1

                              60 EAST 42nd ST. ASSOCIATES L.L.C.
                               (A Limited Liability Company)

                            STATEMENT OF MEMBERS' CAPITAL DEFICIT
                                YEAR ENDED DECEMBER 31, 2001


                                                                   Members'
                     Members'                                   capital deficit
                 capital deficit    Share of                    December 31,
                  January 1, 2001   net income   Distributions         2001



Jack Feirman Group..  $  (703,455)    $1,116,388     1,185,478    $  (772,545)


Mark Labell Group....    (703,455)     1,116,388     1,185,478       (772,545)


Fred Posniak Group
  (formerly Richard A.
  Shapiro Group).....    (703,455)     1,116,388     1,185,477       (772,544)


Anthony E. Malkin Group. (703,455)     1,116,388     1,185,477       (772,544)


Peter L. Malkin Group... (703,455)     1,116,388     1,185,477       (772,544)


Scott D. Malkin Group... (703,455)     1,116,387     1,185,477       (772,545)


Thomas N. Keltner
        Jr. Group.....   (703,455)     1,116,387     1,185,477       (772,545)

                      $(4,924,185)    $7,814,714    $8,298,341    $(5,407,812)
















	See accompanying notes to financial statements.

                             -24-

                                                                    EXHIBIT D

                             60 EAST 42nd ST. ASSOCIATES L.L.C.
                               (A Limited Liability Company)

                                 STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                  2001          2000           1999
Cash flows from operating activities:
   Net income                                   $7,814,714    $ 6,296,724     $ 3,758,620
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation of building improvements
      and equipment                                206,254            -          -
     Amortization of mortgage refinancing costs    264,082        219,012          24,776
     Change in accrued expenses                      5,542          4,235          45,253
     Change in due to lessee                             -         93,791            -

        Net cash provided by
         operating activities                    8,290,592      6,613,762       3,828,649


Cash flows from investing activities:
     Purchase of building improvements and
      equipment                                 (9,112,983)          -              -

     Net cash used in investing
      activities                                (9,112,983)          -              -


Cash flows from financing activities:
    Proceeds from second mortgage loan           6,000,000     7,000,000         -
    Payment of mortgage refinancing costs            -        (1,111,574)        -
        Cash distributions                      (8,298,341)   (6,602,458)     (3,828,649)
        Repayment of amounts advanced by lessee   (916,127)           -          -

      Net cash used in financing
       activities                               (3,214,468)     (714,032)     (3,828,649)

      Net change in cash                        (4,036,859)    5,899,730         -

Cash, beginning of year                          5,987,609        87,879          87,879

      CASH, END OF YEAR                        $ 1,950,750   $ 5,987,609      $   87,879


Supplemental disclosure of cash flow information:

						    2001    	   2000     	   1999
	Cash paid for:
          Interest                             $ 1,657,663   $ 1,213,903     $ 1,063,842

Supplemental disclosure of noncash
 investing and financing activities:
    In 2000 and 1999 Associates
    purchased certain building improvements
    by means of a financing agreement
    with the lessee, as follows                  $      -    $ 2,132,547     $ 1,062,568

	See accompanying notes to financial statements.


                         -25-
                           60 EAST 42nd ST. ASSOCIATES L.L.C.
                             (A Limited Liability Company)

                             NOTES TO FINANCIAL STATEMENTS


1.  Business Activity And Reorganization

60 East 42nd St. Associates L.L.C. ("Associates") owns commercial property situated at 60 East 42nd Street and 301 Madison Avenue, New York, New York. The property is net leased to Lincoln Building Associates (the "Lessee").

Associates operated as a general partnership, 60 East 42nd Street
Associates, until November 28, 2001, when it converted to a limited liability company and changed its name. Ownership percentages in Associates were unchanged by the conversion. Associates continues to be treated as a partnership for tax purposes, and the partnership's income tax basis of the assets and liabilities carried over to the limited liability company.


2.  Summary of Significant Accounting Policies

a. Real Estate and Depreciation:

Real estate, consisting of land, buildings and building improvements, is stated at cost. The buildings, and building improvements costing
$1,574,135, have been fully depreciated, using a straight-line method over their estimated useful lives ranging from 20 to 26 years.

In connection with the building improvements program which began in 1999 (see Note 12), costs totaling $12,308,098 have been incurred through December 31, 2001 for new building improvements and equipment which have been put into service. Depreciation of these assets is provided using the straight-line method over an estimated useful life of 39 years for building improvements and 7 years for equipment.

b. Mortgage Refinancing Costs, Amortization and Related Party Transactions:

Mortgage refinancing costs of $249,522, incurred in connection with the October 6, 1994 refinancing of the first mortgage payable (see Note 3), are being charged to income ratably over the 10 year and 26 day term of the mortgage, from October 6, 1994 through October 31, 2004.

Mortgage refinancing costs of $1,111,574, incurred in connection with the March 8, 2000 refinancing of the second mortgage payable, are being charged to income ratably over the term of the mortgage, from March 8, 2000 through October 31, 2004.

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

                       60 EAST 42nd ST. ASSOCIATES L.L.C.
                         (A Limited Liability Company)

                       NOTES TO FINANCIAL STATEMENTS
                                     (continued)


3. First and Second Mortgages Payable

On October 6, 1994, a first mortgage was placed on the property with Morgan Guaranty Trust Company of New York, as trustee of a pension trust, to refinance an existing first mortgage in the amount of $12,020,814. Annual charges on the first mortgage are $1,063,842, payable in equal monthly installments, for interest only at the rate on the first mortgage of 8.85% per annum. The first mortgage matures on October 31, 2004.

In connection with the building improvements program referred to in Note 12, a second mortgage loan was placed on the property on March 8, 2000, with Emigrant Savings Bank. The principal amount of the second mortgage note is $27,979,186, to be drawn down as payments for the building improvements are needed. Through December 31, 2001 Associates has drawn down advances totaling $13,000,000 against this loan, $7,000,000 of which was drawn by September 30, 2000. The loan agreement permits additional advances to be made through September 1, 2002 in amounts of not less than $1,000,000 each, provided that no more than six advances may be made during any twelve consecutive calendar month period.

The second mortgage calls for the first $7,000,000 of loan proceeds advanced through September 30, 2000 to bear interest at the rate of 8.21% per annum through the term of the loan. All loan proceeds advanced after September 30, 2000 bear interest at a Floating Rate, defined to be either the prime rate, a U.S. Treasury based rate or a LIBO-based rate, as selected by Associates. At December 31, 2001 the Floating Rate interest on $6,000,000 of second mortgage debt, drawn down since September 30, 2000, was calculated at a rate of approximately 3.7%. Monthly payments for debt service on the second mortgage loan are for interest only. The second mortgage also matures on October 31, 2004.

On October 1, 2002, the interest rate on the second mortgage will be converted to a Fixed Rate. The Fixed Rate is equal to 1.65% per annum in excess of the yield on U.S. Treasury Securities having the closest maturity to October 31, 2004, as last published prior to October 1, 2002 by the Federal Reserve Board.

The real estate is pledged as collateral for the first and second mortgages.

The estimated fair value of Associates' mortgage debt, based on the available market information or other appropriate valuation methodologies, was $26,000,000 and $18,000,000 at December 31, 2001 and 2000, respectively,

                           60 EAST 42nd ST. ASSOCIATES L.L.C.
                             (A Limited Liability Company)

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)


4.	Related Party Transactions - Rent Income

Rent income for the years ended December 31, 2001, 2000 and 1999, totaling $10,656,676, $8,422,143 and $5,233,008, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

                                        2001            2000            1999

      Basic rent income.............$ 1,545,186      $1,194,968      $1,087,842
      Advance of additional rent....  1,053,800       1,053,800       1,053,800
      Further additional rent.     .  8,057,690       6,173,375       3,091,366

                                    $10,656,676      $8,422,143      $5,233,008

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

                          60 EAST 42nd ST. ASSOCIATES L.L.C.
                            (A Limited Liability Company)

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

Peter L. Malkin is a member in Associates.  A trust for the benefit of Peter
L. Malkin's family is a partner in the Lessee.


5.	Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2001, 2000 and 1999, totaling $837,149, $648,717 and $340,517, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are members in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.


6.	Related Party Transactions - Professional Fees

Professional fees for the years ended December 31, 2001, 2000 and 1999, totaling $2,791, $70,054 and $39,226, respectively, including disbursements, were paid or accrued to the firm of Wien & Malkin LLP, a related party.


7.	Number of Participants

There were approximately 745 participants in the participating groups at December 31, 2001, 2000 and 1999.


8.	Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.


                             -29-
                          60 EAST 42nd ST. ASSOCIATES L.L.C.
                            (A Limited Liability Company)

                            NOTES TO FINANCIAL STATEMENTS
                                     (continued)


9.	Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2001, 2000 and 1999, based on 700 participation units outstanding during each year, consisted of the following:

                                            Year ended December 31,
                                              2001    2000     1999

            Income........................  $11,164 $8,995   $5,369
            Return of capital.............      691    437      100
            TOTAL DISTRIBUTIONS.....        $11,855 $9,432   $5,469

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.


10.	Concentration of Credit Risk

Associates maintains cash balances in two banks and in a distribution account held by Wien & Malkin LLP. The bank balances are insured by the Federal Deposit Insurance Corporation up to $100,000 each, and at December 31, 2001 approximately $1,807,000 was not insured. The distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 2002.


11.	Contingencies

Wien & Malkin LLP and Peter L. Malkin are engaged in a dispute with Helmsley-Spear, Inc. concerning the management, leasing and supervision of the property that is subject to the net lease to the operating lessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin LLP and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin LLP and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by Associates or (b) a participant voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the arbitrators, which was confirmed by the court,(i) reaffirms the right of the partners in the lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismisses Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP, and (iii) rejects the termination of Helmsley-Spear, Inc. for cause. Parts of the decision of the court are under appeal.

                          60 EAST 42nd ST. ASSOCIATES L.L.C.
                            (A Limited Liability Company)

                            NOTES TO FINANCIAL STATEMENTS
                                      (continued)



12.	Building Improvements Program And Agreement To Extend Lease

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

The 1999 consent authorized the Agents of Associates to give additional extension rights to the Lessee beyond the September 30, 2033 expiration date (Note 4) to September 30, 2083 upon completion of the program of improvements and to later date(s) for consideration and upon such terms as the Agents deem appropriate for the benefit of Associates.


13.	Receipt of Warrants and Stock in Telecommunications Companies

In 2000, Associates received shares of common stock and warrants from certain unrelated companies in exchange for permission for those companies to provide high speed internet access and other telecommunication services to the buildings. The Lessee received an equal amount of shares and warrants.
There are restrictions as to the transfer of stock, and neither the warrants nor the stock have an ascertainable value as of either balance sheet date. Accordingly, the accompanying financial statements do not reflect any value for these securities.


14.	Reclassifications

As a result of the conversion of Associates to a limited liability company (Note 1), certain accounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the financial statements for 2001.

                          60 EAST 42nd ST. ASSOCIATES L.L.C.
                            (A Limited Liability Company)

                                  OMITTED SCHEDULES


     The following schedules have been omitted as not applicable in the present instance:


      SCHEDULE I  -  Condensed financial information of registrant.

      SCHEDULE II -  Valuation and qualifying accounts.

      SCHEDULE IV -  Mortgage loans on real estate.

                               60 EAST 42nd ST. ASSOCIATES L.L.C.
                                    SCHEDULE III
                                 (A Limited Liability Company)

                            Real Estate and Accumulated Depreciation
                                        December 31, 2001
Column

  A   Description        Land, buildings and building improvements
                         and equipment situated at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.

  B   Encumbrances -
           Morgan Guaranty Trust Company of New York,
            as trustee of a pension trust
             Balance at December 31, 2001                       $12,020,814
           Emigrant Savings Bank
             Balance at December 31, 2001                       $13,000,000

  C        Initial cost to company
             Land                                               $ 7,240,000

             Buildings                                          $16,960,000

  D         Cost capitalized subsequent to acquisition
             Building improvements and equipment                $13,882,233

             Carrying costs                                     $   None

  E         Gross amount at which carried at
             close of period
              Land                                              $ 7,240,000
              Buildings, building improvements and equipment     30,842,233

                   Total                                        $38,082,233(a)

  F          Accumulated depreciation                           $18,740,389(b)

  G          Date of construction                               1930

  H          Date acquired                              October 1, 1958

  I          Life on which depreciation in latest income
              statements is computed       39 years for building improvements
                                                and 7 years for equipment
     (a)	Gross amount of real estate
                Balance at January 1, 1999                      $25,774,135
		Purchase of building improvements and equipment
		and construction in progress (expenditures
		advanced by Lessee, a related party, and recorded
		by Associates):
                  F/Y/E 12/31/99               $ 1,062,568
                        12/31/00                 2,132,547
                        12/31/01                 9,112,983    12,308,098
                    Balance at December 31, 2001             $38,082,233

              The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)      Accumulated depreciation
               Balance at January 1, 1999                    $18,534,135
                Depreciation:
                  F/Y/E 12/31/99                      None
                        12/31/00                      None
                        12/31/01                   206,254       206,254
             Balance at December 31, 2001                    $18,740,389
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

                           -36-