Form 10-Q
period 2002-03-31
60 EAST 42ND STREET ASSOCIATES
filed 2002-05-20
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 0-2670

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Exact name of registrant as specified in its charter)

A New York Limited Liability Company 13-6077181

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statments

60 East 42nd St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2002 2001

Income:

Basic rent, from a

related party (Note B) $ 468,261 $ 339,610

Additional rent, from a

related party (Note B) 263,450 263,450

Interest Income 2,226 76,026

---------- ----------

Total rent income 733,937 679,086

---------- ----------

Expenses:

Interest on mortgages (Note B) 464,487 409,636

Supervisory services, to

a related party (Note C) 7,845 7,845

Depreciation of improvements 93,508 10,828

Amortization of mortgage

refinancing costs 66,020 66,020

---------- ----------

Total expenses 631,860 494,329

---------- ----------

Net Income $ 102,077 $ 184,757

========== ==========

Earnings per $10,000

participation unit, based

on 700 participation units

outstanding during the period $ 145.82 $ 263.94

========== ==========

Distributions per $10,000

participation consisted

of the following:

Income $ 145.82 $ 263.94

Return of capital 227.90 109.78

========== ==========

Total distributions $ 373.72 $ 373.72

========== ==========

At March 31, 2002 and 2001, there were $7,000,000 of participations outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets: March 31, 2002 December 31, 2001

Current assets:

Cash $ 669,330 $ 1,950,750

----------- -----------

Total current assets 669,330 1,950,750

Real estate

Land 7,240,000 7,240,000

----------- -----------

Buildings 16,960,000 16,960,000

Less, allowance for depreciation 16,960,000 16,960,000

----------- -----------

-0- -0-

----------- -----------

Building improvements and equipment 15,451,002 13,882,233

Less, allowance for depreciation 1,873,898 1,780,389

----------- -----------

13,577,104 12,101,844

----------- -----------

Mortgage refinancing costs 1,361,096 1,361,096

Less, allowance for amortization 678,898 612,879

----------- -----------

682,198 748,217

----------- -----------

Total assets $22,168,632 $22,040,811

=========== ===========

Liabilities and Members' Deficiency:

Current liabilities:

Due to Lessee $ 2,646,766 $ 2,372,779

Accrued Expense 68,392 55,030

----------- -----------

Total current liabilities 2,715,158 2,427,809

Long-term debt 25,020,814 25,020,814

----------- ------------

Total liabilities $27,735,972 $27,448,623

------------ ------------

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

March 31, 2002 December 31, 2001

Members' deficiency:

Members' deficiency, January 1, $(5,407,812) $ (4,924,185)

Add, Net income:

January 1, 2002 through March 31, 2002 102,077 -0-

January 1, 2001 through December 31, 2001 -0- 7,814,714

------------ -----------

(5,305,735) 2,890,529

------------ ------------

Less Distributions:

Monthly distributions,

January 1, 2002 through March 31, 2002 261,605 -0-

January 1, 2001 through December 31, 2001 -0- 1,046,420

Distribution on November 30, 2001 of

Additional Rent for the lease year

ended September 30, 2001 -0- 7,251,921

----------- -----------

Total distributions 261,605 8,298,341

----------- -----------

Members' deficiency:

March 31, 2002 (5,567,340) -0-

December 31, 2001 -0- (5,407,812)

----------- -----------

Total liabilities and members'

deficiency:

March 31, 2002 $22,168,632 -0-

December 31, 2001 -0- $22,040,811

=========== ===========

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2002 2001

Cash flows from operating activities:

Net income $ 102,077 $ 184,757

Adjustments to reconcile net income

to net cash provided by operating

activities:

Depreciation of improvements 93,508 10,828

Amortization of mortgage

refinancing costs 66,020 66,020

Change in due to lessee 15,017 (70,421)

Accrued expense 13,362 -0-

--------- ---------

Net cash provided by operating

activities 289,984 191,184

---------- ----------

Cash flows from investing activities:

Purchase of building improvements (1,568,769) -0-

---------- ----------

Net cash used in investing activities (1,568,769) -0-

---------- ----------

Cash flows from financing activities:

Cash distributions (261,605) (261,605)

Increase in amounts advanced by lessee 258,970 -0-

--------- ----------

Net cash used in financing

activities (2,635) (261,605)

--------- ----------

Net decrease

in cash (1,281,420) (70,421)

Cash, beginning of period 1,950,750 5,987,609

----------- ----------

Cash, end of period $ 669,330 $5,917,188

=========== ==========

Cash paid for:

Interest $ 451,125 $ 409,636

=========== ==========

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2002 2001

Supplemental disclosure of

noncash investing and financing

activities:

Short-term debt to lessee

incurred for purchase of

building improvements,

construction in progress $ -0- $ 998,174

========= =========

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001 and its changes in Members' deficiency for the three months ended March 31, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant was orignally organized as a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Fred C. Posniak, Jack Feirman and Mark Labell (individually, a "Member" and, collectively, the "Members"), each of whom also acts as an agent for holders of participations in the Registrant ( individually, a "Participant" and, collectively, "Participants").

Registrant leases the Property to Lincoln Building Associates ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a partnership whose partners consist of, among others, trusts for the benefit of members of Peter L. Malkin's family. Six of the seven members in Registrant are at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee (the "Supervisor"). See Note C of this Item 1 ("Note C").

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

A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was closed on March 9, 2000 and advances of $13,000,000 have been taken as of March 31, 2002. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 and amounts in excess of $7,000,000 are at interest only at the 30 day LIBOR rate. Amounts advanced after October 1, 2002 require interest only payments at 1.65 points in excess of the yield on U.S. Treasury Securities. Maturity is October 31, 2004.

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

Note C - Supervisory Services

Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 2002, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

No remuneration was paid during the three month period ended March 31, 2002 by Registrant to any of the Members as such. Pursuant to the fee arrangements described herein, Registrant paid Supervisor $6,000 of the Basic Payment and $1,845 on account of the Additional Payment, for supervisory services for the three month period ended March 31, 2002.

The supervisory services provided to Registrant by Supervisor include, but are not limited to providing or coordinating counsel to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 2002, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the six Members who is currently at Supervisor (which supervises Registrant and Lessee), by reason of his interests in Supervisor, may receive income attributable to supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of March 31, 2002, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

In addition, as of March 31, 2002, certain of the Members in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Mr. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Peter L. Malkin owned of record as trustee or co-trustee, an aggregate of $55,714 of Participations. Mr. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $107,500 of Participations. Mr. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to Mr. Peter L. Malkin.

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

Registrant does not pay dividends. During the three month period ended March 31, 2002, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2001, Registrant made an additional distribution of $10,359.89 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor. See Notes B and C.

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

Total income increased for the three month period ended March 31, 2002, as compared with the three month period ended March 31, 2001. Such increase is the net result of an increase in basic rent to cover an increase in debt service and a decrease in interest income in the period ended March 31, 2002 as compared with the period ended March 31, 2001.

Total expenses increased for the three month period ended March 31, 2002, as compared with the three month period ended March 31, 2001. Such increase is attributable to an increase in interest on the second mortgage paid by Registrant,amortization of mortgage refinancing costs and depreciation of improvements in the period ended March 31, 2002 as compared with the period ended March 31, 2001.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the three month period ended March 31, 2002, as compared with the three month period ended March 31, 2001, and Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Inflation

Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2001, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

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

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Dated: May 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Dated: May 20, 2002

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

13 (a) Letter to Participants dated April 16, 2002 and supplementary financial reports for the fiscal year ended December 31, 2001. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

24 Powers of Attorney dated

March 18, 1998, March 20, 1998 and May 14, 1998 between the Partners of Registrant and Stanley Katzman and Richard A. Shapiro which were filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998 and is incorporated by reference as an exhibit hereto.

__________________________

* Page references are based on sequential numbering system.