Form 10-Q
period 2002-06-30
60 EAST 42ND STREET ASSOCIATES
filed 2002-08-20
CIK 90794

FORM 10-Q

        SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549
                   (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                        or

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

An Exhibit Index is located on Page 14 of this Report.
Number of pages (including exhibits) in this filing: 15

60 East 42nd Street Assocaites
June 30, 2002

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                60 East 42nd St. Associates L.L.C.
                 Condensed Statements of Income
                        (Unaudited)

                                For the Three Months    For the Six Months
                                Ended June 30,          Ended June 30,
                                2002            2001    2002         2001
Income:
Basic rent, from a
     related party (Note B)    $ 471,992    $372,834   $  940,253     712,443
Additional rent, from
     a  related party (Note B)   263,450     263,450      526,900     526,900
Interest Income                      731      44,398        2,957     120,424
      Total  income            $ 736,173   $ 680,682   $1,470,110   1,359,767

Expenses:
Interest on mortgages (Note B) $ 466,723   $ 411,232   $  931,210  $  820,867
Supervisory services, to a
    related party (Note C)         7,845       7,845       15,690      15,690
Depreciation of building improvements
    And equipment                119,152      10,828      212,660      21,656
Amortization of mortgage
    refinancing costs             66,020      66,020      132,040     132,040
Miscellaneous                        325         -0-          325         -0-
      Total expenses            $660,065   $ 495,925  $ 1,291,925   $ 990,253

Net Income                    $   76,108   $ 184,757  $   178,185   $ 369,514
                                ========    =======     ========    ========
    Earnings per $10,000
    participation unit, based on
    700 participation units
    outstanding during the period  $ 108.73  $263.94    $ 254.55   $527.88
                                     ======   ======      ======   ======
Distributions per $10,000
    participation consisted of
    the following:
      Income                      $ 108.73   $263.94    $ 254.55   $527.88
      Return of Capital             264.99    109.78      492.89    219.56
      Total distributions          $373.72   $373.72    $ 747.44   $747.44
                                    ======   ======      ======    ======

At June 30, 2002 and 2001, there were $7,000,000 of participations outstanding ..See notes to the condensed financial statements.
                              -2-
60 East 42nd Street Assocaites
June 30, 2002


                 60 East 42nd St. Associates L.L.C.
                        Condensed Balance Sheets
                             (Unaudited)

Assets                          June 30, 2002   December 31, 2001
Current assets:
  Cash                               $   368,166     $1,950,750
                                        -----------     -----------
  Total current assets                   368,166      1,950,750
                                        -----------      ----------
Real estate
  Land                                 7,240,000      7,240,000
                                      ----------      ----------
  Buildings                           16,960,000     16,960,000
  Less, allowance for depreciation    16,960,000     16,960,000
                                      -----------    ----------

                                            -0-          -0-
                                      -----------    ----------
  Building improvements and equipment 20,244,223     13,882,233
  Less, allowance for depreciation     1,993,049      1,780,389
                                      -----------    ----------
                                      18,251,174     12,101,844
                                      -----------    ----------

Mortgage refinancing costs             1,361,096      1,361,096
  Less, allowance for amortization       744,920        612,879
                                      -----------     -----------
                                         616,176        748,217
                                      -----------     -----------
Total assets                         $26,475,516    $22,040,811
                                     ===========    ===========
Liabilities and Members' Deficiency:
Current liabilities:
Due to Lessee                        $ 5,129,671    $ 2,372,779
Accrued expenses                       2,077,868         55,030
                                      -----------    -----------
Total current liabilities              7,207,539      2,427,809
Long-term debt                        25,020,814     25,020,814
                                      -----------    -----------
Total liabilities                    $32,228,353   $ 27,448,623
                                     -----------    -----------

                                 -3-

60 East 42nd Street Assocaites
June 30, 2002




                60 East 42nd St. Associates L.L.C.
                  Condensed Balance Sheets
                        (Unaudited)

                        (CONTINUED)
                                      June 30, 2002  December 31, 2001

Members'Deficiency:
Members'Deficiency, January 1,             $(5,407,812) $(4,924,185)
Add, Net income:
January 1, 2002 through June 30, 2002          178,185          -0-
January 1, 2001 through December 31, 2001         -0-      7,814,714
                                           -----------   -----------
                                            (5,229,627)    2,890,529
                                           -----------     -----------

Less Distributions:
  Monthly distributions,
  January 1, 2002 through June 30, 2002        523,210         -0-
  January 1, 2001 through December 31, 2001        -0-     1,046,420
  Distribution on November 30, 2001 of
   Additional Rent for the lease year
    ended September 30, 2001                       -0-     7,251,921
                                            -----------   -----------
Total distributions                            523,210     8,298,341
                                            -----------   -----------
Members' deficiency:
  June 30, 2002                             (5,752,837)           -0-
  December 31, 2001                               -0-      (5,407,812)
                                            -----------   -----------
Total liabilities and members' deficiency:
  June 30, 2002                             $26,475,516           -0-
  December 31, 2001                               -0-     $ 22,040,811
                                            ===========     ==========







See notes to the condensed financial statements.

                                    -4-


60 East 42nd Street Assocaites
June 30, 2002



                60 East 42nd St. Associates L.L.C.
                Condensed Statements of Cash Flows
                            (Unaudited)

January 1, 2002	January 1, 2001
through	through
June 30, 2002	June 30, 2001

Cash flows from operating activities:
   Net income                              $  178,185     $  369,514
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation of building improvements
     and equipment                            212,660         21,656
   Amortization of mortgage
     refinancing costs                        132,040        132,040
   Change in due to lessee                     12,833        601,887
   Accrued expenses                         2,022,838         87,056
                                            ---------        ---------
Net cash provided by operating
  activities                                2,558,556      1,212,153
                                          -----------    ----------
Cash flows from investing activities:
 Purchase of Building Improvements
   in Progress	                                -0-        (2,644,328)
 Purchase of Building Improvements       (6,361,990)         (838,656)
					   ----------	   ----------
Net cash used in investing
  activities                             (6,361,990)       (3,482,984)
					   ----------	   ----------
Cash flows from financing activities:
   Cash distributions                      (523,210)        (523,210)
   Increase in amounts advanced by lessee 2,744,060               -0-
                                          -----------     ----------
   Net cash provided by (used in)
     financing activities                 2,220,850         (523,210)
                                          -----------     ----------
   Net (decrease) in cash                (1,582,584)      (2,794,041)

Cash, beginning of period                 1,950,750        5,987,609
                                        -----------     ----------
Cash, end of period                     $   368,166      $ 3,193,568
                                          =========       ========

Cash paid for:
Interest                                 $  920,056        $ 733,810
                                         ==========        =========



See notes to the condensed financial statements.

                                -5-
60 East 42nd Street Assocaites
June 30, 2002

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

       In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2002, its results of operations for the six months and three months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 and its changes in Members' deficiency for the six months ended June 30, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Note B Interim Period Reporting

       Registrant was originally organized as a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Fred C. Posniak, Jack Feirman and Mark Labell (individually, a "Member" and, collectively, the "Members"), each of whom also acts as an agent for holders of participations in the Registrant ( individually, a "Participant" and, collectively, "Participants").
                                   -6-
60 East 42nd Street Assocaites
June 30, 2002

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

       Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2001 was $8,057,690. After the payment of $805,769 to Supervisor as an additional payment for supervisory services, the balance of $7,251,921 was distributed to the Participants on November 30, 2001.
                                   -7-
60 East 42nd Street Assocaites
June 30, 2002

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

       A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was closed on March 9, 2000 and advances of $13,000,000 have been taken as of June 30, 2002. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 and amounts in excess of $7,000,000 are at interest only at the 30 day LIBOR rate. Amounts advanced after October 1, 2002 require interest only payments at 1.65 points in excess of the yield on U.S. Treasury Securities. Maturity is October 31, 2004.

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


Note C - Supervisory Services

       Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $24,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 2002, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.

                                    -8-
60 East 42nd Street Assocaites
June 30, 2002

        The supervisory services provided to Registrant by supervisor include, but are not limited to providing or coordinating with counsel to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

        Registrant also pays Supervisor for other services at hourly rates.

	Pursuant to the fee arrangements described herein, Registrant paid Supervisor $12,000 of the Basic Payment and $3,690 on account of the Additional Payment, for supervisory services for the six month period ended June 30, 2002. No remuneration was paid during the six month period ended June 30, 2002 by Registrant to any of the Members as such.

        Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee.
As of June 30, 2002, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a partnership interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the seven Members who is currently a member of Supervisor (which supervises Registrant and Lessee), by reason of his interests in Supervisor, may receive income attributable to supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

        As of June 30, 2002, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

        In addition, as of June 30, 2002, certain of the Members in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $55,714 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $107,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.
                                -9-
60 East 42nd Street Assocaites
June 30, 2002

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations



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

        Registrant does not pay dividends. During the six month period ended June 30, 2002, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends solely on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

        On November 30, 2001, Registrant made an additional distribution of $10,359.89 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor. See Notes B and C.

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:
                               -10-

60 East 42nd Street Assocaites
June 30, 2002

Total income increased for the six month period ended
June 30, 2002, as compared with the six month period ended June 30, 2001. Such increase is the net result of an increase in basic rent to cover an increase in debt service payable by Registrant and a decrease in interest income in the period ended June 30, 2002 as compared with the period ended June 30, 2001.

Total expenses increased for the six month period ended June 30, 2002, as compared with the six month period ended June 30, 2001. Such increase is attributable to an increase in interest on the mortgage paid by Registrant, amortization of mortgage refinancing costs and the depreciation of improvements in the period ended June 30, 2002 as compared with the period ended June 30, 2001.




                Liquidity and Capital Resources


        Registrant's liquidity has decreased significantly due to the improvement program for the six month period ended June 30, 2002, as compared with the six month period ended June 30, 2001. Costs relating to the improvement program are funded from proceeds of a second mortgage of $27,979,186, of which $14,979,186 is available to be drawn down at June 30, 2002. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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




                          -11-

60 East 42nd Street Assocaites
June 30, 2002


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


                              -12-

60 East 42nd Street Assocaites
June 30, 2002

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


Dated: August 20, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Dated: August 20, 2002









__________________________
* Mr. Katzman supervises accounting functions for Registrant.
                              -13-

60 East 42nd Street Assocaites
June 30, 2002

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

24              Powers of Attorney dated March 18,
                1998, March 20, 1998 and May 14,1998
                between the Partners of Registrant
                and Stanley Katzman and Richard A.
                Shapiro which were filed as Exhibit
                24 to Registrant's 10-Q for the





                            -14-
60 East 42nd Street Assocaites
June 30, 2002


                        EXHIBIT INDEX
                       (cont.)

Number                  Document                 Page*


                quarter ended March 31, 1998 and is
                incorporated by reference as an
                exhibit hereto.


99 (1)          Chief Executive Officer Certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

99 (2)          Chief Financial Officer Certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002




_____________________________________________________
* Page references are based on sequential numbering system.





                                -15-