Form 10-Q
period 2002-09-30
60 EAST 42ND STREET ASSOCIATES
filed 2002-11-19
CIK 90794

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                         (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                        or

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

An Exhibit Index is located on Page 20 of this Report.
Number of pages (including exhibits) in this filing: 23

                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                60 East 42nd St. Associates L.L.C.
                  Condensed Statements of Income
                         (Unaudited)
                                  For the Three Months   For the Nine Months
                                  Ended September 30,    Ended September 30,
                                  2002      2001         2002          2001
Income:
  Basic rent, from a
     related party (Note B)     $   542,095 $  400,520  $ 1,482,348  $1,112,963
  Advance of additional rent from
     a related party (Note B)       263,450    263,450      790,350     790,350
  Further additional rent from
     a related party (Note B)     6,944,789  8,057,690    6,944,789   8,057,690
  Interest income                    25,906     18,309       28,863     138,733
                                ------------ ----------  ---------- -----------
         Total income            $7,776,240 $8,739,969  $ 9,246,350 $10,099,736
                               ------------ ----------  ---------- ------------
Expenses:
Interest on mortgages(Note B)     $ 561,821  $ 412,829  $ 1,493,031 $ 1,233,696
Supervisory services,
    to a related party (Note C)     700,676    813,614      316,366     829,304
Special fees, to a related party
    ( Note D)                         1,892      2,791        1,892       2,791
Depreciation of building improvements
      and equipment                 131,586      10,828     344,245      32,484
Amortization of mortgage
    refinancing costs                66,021      66,021     198,061     198,061
Miscellaneous                          -0-          -0-         325         -0-
                                 ----------  ----------  ----------  ----------
        Total expenses           $1,461,996  $1,306,083  $2,753,920  $2,296,336
                                ----------- -----------  ----------  ----------
        Net Income               $6,314,244  $7,433,886  $6,492,430  $7,803,400
                                  ========    ========     =======    ========
Earnings per $10,000 participation unit,
   Based on 700 participation units
   outstanding during the period $9,020.35   $10,619.84  $9,274.90   $11,147.71
                                  ========    ========    =======     ========
Distributions per $10,000 participation
    unit consisted of the following:
Income                          $   373.72   $   373.72  $ 1,121.16  $ 1,121.16
                                -----------  ----------  ---------   ---------
Total distributions             $   373.72   $   373.72  $ 1,121.16  $ 1,121.16
                                =========     =========   =========  ========

At September 30, 2002 and 2001, there were $7,000,000 of participation units outstanding.


                See notes to condensed financial statements.
                                -1-

                 60 East 42nd St. Associates L.L.C.
                    Condensed Balance Sheets
                        (Unaudited)

Assets                              September 30, 2002	December 31, 2001
Current assets:
  Cash                                   $   305,612     $1,950,750
 Emigrant Money Market                    12,790,765            -0-
  Rent Receivable                             33,269            -0-
 Further additional rent due
  from lessee, a related party (Note B)    6,944,789            -0-
                                          -----------     ----------
  Total current assets                    20,074,435      1,950,750
                                         -----------      ---------
Real estate
  Land                                     7,240,000      7,240,000
                                          ----------      ---------
  Buildings                               16,960,000     16,960,000
  Less, allowance for depreciation        16,960,000     16,960,000
                                         -----------    -----------

                                                 -0-         -0-
                                         -----------     ----------
  Building improvements and equipment     20,814,817     13,882,233
  Less, allowance for depreciation         2,124,634      1,780,389
                                         -----------     ----------
                                          18,690,183     12,101,844
                                         -----------      ---------

Mortgage refinancing costs                 1,361,096      1,361,096
  Less, allowance for amortization           810,940        612,879
                                          ----------     ----------
                                             550,156        748,217
                                          ----------     -----------
Total assets                             $46,554,774    $22,040,811
                                         ===========    ===========


Liabilities and Members' Equity (Deficiency):
Current liabilities:
  Accrued supervisory fees, to a
   related party                         $   692,831    $       -0-
  Due to Lessee                            4,396,554      2,372,779
  Accrued expenses and building
   improvement costs payable               1,165,586         55,030
                                           -----------    -----------
Total current liabilities                  6,254,971      2,427,809
Long-term debt                            40,000,000     25,020,814
                                          -----------    -----------
Total liabilities                        $46,254,971   $ 27,448,623
                                         -----------    -----------
                                -2-

        60 East 42nd St. Associates L.L.C.
         Condensed Balance Sheets
                (Unaudited)

                (CONTINUED)
                                     September 30, 2002  December 31, 2001
Members'Equity (Deficiency):
Members'Deficiency, January 1,             $(5,407,812)     $(4,924,185)
Add, Net income:
January 1, 2002 through September 30, 2002   6,492,430             -0-
January 1, 2001 through December 31, 2001          -0-       7,814,714
                                            -----------     -----------
                                             1,084,618       2,890,529
                                             ----------     -----------

Less Distributions:
  Monthly distributions,
  January 1, 2002 through September 30, 2002   784,815	        -0-
  January 1, 2001 through December 31, 2001        -0-       1,046,420
  Distribution on November 30, 2001 of
   Additional Rent for the lease year
    ended September 30, 2001                       -0-       7,251,921
                                           -----------      -----------
Total distributions                           784,815        8,298,341
                                           -----------      -----------
Members' equity (deficiency):
 September 30, 2002                           299,803              -0-
  December 31, 2001                              -0-       (5,407,812)
                                         -----------      -----------
Total liabilities and members'
 equity (deficiency):
  September 30, 2002                      $46,554,774              -0-
   December 31, 2001                             -0-      $ 22,040,811
                                          ===========      ==========







See notes to the condensed financial statements.



                              -3-





                60 East 42nd St. Associates L.L.C.
                Condensed Statements of Cash Flows
                        (Unaudited)

                                     January 1, 2002         January 1, 2001
                                       through              through
                                     September 30, 2002 September 30, 2001
Cash flows from operating activities:
   Net income                             $ 6,492,430        $ 7,803,400
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation of building improvements
      and equipment                          344,245             32,484
   Amortization of mortgage
        refinancing costs                    198,061            198,061
   Change in additional rent due
     from lessee                         (6,944,789)         (8,053,165)
   Change in rent receivable
     due from lessee                        (33,269)               -0-
   Accrued supervisory fees                 692,831            805,769
   Accrued expenses                          72,424             87,057
                                        -----------          ----------
Net cash provided by operating
   activities                               821,933            873,606
                                        -----------           ----------
   Cash flows from investing activities:
    Purchase of Building Improvements,
        including improvements in progress (5,894,452)        (6,885,333)
					   ----------	      ----------
   Net cash used in investing
      activities                           (5,894,452)        (6,885,333)
					   ----------	      ----------
Cash flows from financing activities:
     Proceeds from second mortgage         14,979,186                -0-
   Cash distributions                        (784,815)           (784,815)
   Increase in amounts advanced by lessee   2,023,775           1,469,255
                                          -----------          ----------
   Net cash provided by
     financing activities                  16,218,146             684,440
                                          -----------          ----------
   Net increase (decrease) in cash         11,145,627          (5,327,287)

Cash, beginning of period                   1,950,750           5,987,609
                                           -----------         ----------
Cash, end of period                     $  13,096,377           $  660,322
                                          ===========           ==========
                                 -4-


                60 East 42nd St. Associates L.L.C.
                Condensed Statements of Cash Flows
                        (Unaudited)

                                January 1, 2002         January 1, 2001
                                    through              through
                              September 30, 2002        September 30, 2001

(CONTINUED)


Cash paid for:
Interest                         $ 1,420,606         $1,146,639
                                 ==========         ==========



   Supplemental disclosure of
    noncash investing activities:

     Accrued building improvement
      costs                     $ 1,038,132        $    -0-
                                ===========        ===========





          See notes to the condensed financial statements.










                               -5-





Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

       In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2002, its results of operations for the nine months and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 and its changes in Members' equity (deficiency) for the nine months ended September 30, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Note B Interim Period Reporting

       Registrant was originally organized as a partnership which was organized on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Fred C. Posniak, Jack Feirman and Mark Labell (individually, a "Member" and, collectively, the "Members"), each of whom also acts as an agent for holders of participations in the Registrant (individually, a "Participant" and, collectively, "Participants").
                                -6-
	Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family. Six of the seven members in Registrant are at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee (the "Supervisor"). See Note C of this Item 1 ("Note C").

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

       (iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or
(y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent.
                                -7-
       Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2002 was $6,944,789. After deducting fees of $16,480 relating to Registrant's conversion to a limited liability company and payment of $692,831 to Supervisor as an additional payment for supervisory services, the balance of $6,235,478 will be distributed to the Participants on November 29, 2002.

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

       A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was closed on March 9, 2000 and as of September 30, 2002 all proceeds have been advanced. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances of $7,000,000 made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 in the amount of $20,979,186 are now at the fixed interest rate of 3.39% commencing with the November 2002 payment. Maturity is October 31, 2004.

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


Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $24,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return at the rate of 14% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 2002, such remaining cash investment was $7,000,000 representing the original cash investment of Participants in Registrant.
                                -8-
The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

        Pursuant to the fee arrangements described herein, Registrant paid Supervisor $18,000 of the Basic Payment and $5,535 on account of the Additional Payment, for supervisory services for the nine month period ended September 30, 2002. No remuneration was paid during the nine month period ended September 30, 2002 by Registrant to any of the Members as such. For the lease year ended September 30, 2002, Registrant paid Supervisor $692,831 as an additional payment for supervisory services. See Note B.

        Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee.
As of September 30, 2002, Peter L. Malkin owned a partnership interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each of the seven Members who hold senior positions at Supervisor (which supervises Registrant and Lessee), by reason of his position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

        As of September 30, 2002, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

        In addition, as of September 30, 2002, certain of the Members in Registrant held additional Participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $55,714 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.
                       -9-
Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $107,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations



Note D    Special Fees


          During the nine months ended September 30, 2002 and 2001, special fees of $1,892 and $2,791, respectively, (computed on an hourly basis for special services) were paid to the firm of Wien & Malkin LLP, a related party.


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

        Registrant does not pay dividends. During the nine month period ended September 30, 2002, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

        On November 29, 2002, Registrant will make an additional distribution of $8,908 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and fees to convert Registrant to a limited liability company. See Notes B and C.

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:
                        -10-
Total income decreased for the nine month period ended
September 30, 2002, as compared with the nine month period ended September 30, 2001. Such decrease is the net result of an increase in basic rent income to cover an increase in debt service payable by Registrant, a decrease in interest income and a decrease in additional rent income for the period ended September 30, 2002 as compared with the period ended September 30, 2001.

Total expenses increased for the nine month period ended September 30, 2002, as compared with the nine month period ended September 30, 2001. Such increase is the net result of an increase in interest on the mortgages paid by Registrant, an increase in depreciation and a decrease in the additional supervisory fee in the period ended September 30, 2002 as compared with the period ended September 30, 2001.



Liquidity and Capital Resources


        Registrant's liquidity has increased significantly due to the receipt of $14,979,186 from the second mortgage for the nine month period ended September 30, 2002, as compared with the nine month period ended September 30, 2001. Costs relating to the improvement program are funded from proceeds of a second mortgage of $27,979,186, of which all has been drawn down at September 30, 2002. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

        No amortization payments are due under the Mortgages to fully satisfy the outstanding principal balance at maturity, and furthermore Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the mortgage balance at maturity.
                            -11-
        Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the partners in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.


                        Inflation

        Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2001, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.



Item 4. Evaluation of Disclosure Controls and Internal Control
Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to it by others within the company.

           (b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.



                                -12-

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


         At its May 20, 2002 special meeting, Lessee approved by the requisite vote the removal of Helmsley-Spear, Inc. as managing and
                                -13-
leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG and Newmark Realty). On May 21, 2002, Peter L. Malkin and Wien & Malkin LLP filed a court application to confirm the vote and to set the final date for Helmsley-Spear, Inc's. termination. Helmsley-Spear, Inc. filed objections. On September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. On September 27, 2002, Helmsley-Spear, Inc. moved in the Appellate Division to stay the court's ruling pending an appeal. On October 31, 2002, the court denied Helmsley-Spear, Inc.'s application for a stay. In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled
$ 226,711 from inception to date (including $ 70,151 to Wien & Malkin
LLP).



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

60 EAST 42ND ST. ASSOCIATES L.L.C.
(Registrant)




By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Dated: November 19, 2002


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Dated: November 19, 2002









__________________________
* Mr. Katzman supervises accounting functions for Registrant.
                            -15-




                        CERTIFICATIONS


I, Stanley Katzman, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of 60 East
42nd St. Associates L.L.C.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                                -16-
(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


						By /s/ Stanley Katzman
					     Name:	Stanley Katzman
Title:	Member of Wien & Malkin LLP,
Supervisor of 60 East 42nd St.
Associates L.L.C.


                         -17-
                        CERTIFICATIONS



I, Stanley Katzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 60 East 42nd St. Associates L.L.C.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation
of internal controls which could adversely affect the
registrant's ability to record, process, summarize and
report financial data and have identified for the
registrant's auditors any material weaknesses in internal
controls; and
                        -18-
b.	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


						By /s/ Stanley Katzman
					Name:	Stanley Katzman
                                        Title:  Senior Member of
                                        Financial/Accounting Staff of
                                        Wien & Malkin LLP, Supervisor
                                        of 60 East 42nd St. Associates
                                        L.L.C.

                                EXHIBIT INDEX

       Number            Document                                Page*

                3(a)    Attached hereto as Exhibit 3(c) is
                        Registrant's Consent and Operating
                        Agreement dated as of November 28,
                        2001 as a Limited Liability Company,
                        which incorporates by reference the
                        Registrant's prior Partnership
                        Agreement, dated September 25, 1958,
                        which was filed by letter dated
                        March 31, 1981 (Commission File No.
                        0-2670) filed as Exhibit No. 1 to
                        Registrant's Registraion Statement
                        on Form S-1 as amended (the
                        "Registration Statement"), and
                        itself incorporated by reference as
                        an exhibit hereto.

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

               3(c)     Registrant's Consent and Operating
                        Agreement dated as of November 28,
                        2001

              13(a)     Letter to Participants dated April
                        16, 2002 and supplementary financial
                        reports for the fiscal year ended
                        December 31, 2001.  The foregoing
                        material shall not be deemed "filed"
                        with the Commission or otherwise
                        subject to the liabilities of
                        Section 18 of the Securities
                        Exchange Act of 1934.

               24       Powers of Attorney dated March 18,
                        1998, March 20,1998and May 14, 1998
                        between the Partners of Registrant
                        and Stanley Katzman and Richard A.
                        Shapiro which were filed as Exhibit
                        24 to Registrant's 10-Q for the

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

                                                Exhibit 99(1)
                60 East 42nd St. Associates L.L.C.

                Chief Executive Officer Certification
                   Pursuant to Section 906
                  of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor* of 60 East 42nd St. Associates L.L.C. ("Registrant") to certify that:
(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 19, 2002
                                By /s/ Stanley Katzman
                                       Stanley Katzman
                                Wien & Malkin LLP, Supervisor




*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Quarterly Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Executive Officer certification is being signed by a member of Registrant's supervisor.
                        -22-

                                                Exhibit 99(2)

                60 East 42nd St. Associates L.L.C.

                Chief Financial Officer Certification
                   Pursuant to Section 906
                 of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 60 East 42nd St.
Associates L.L.C.("Registrant"), to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 19, 2002
                                By /s/ Stanley Katzman
                                       Stanley Katzman

                        Wien & Malkin LLP, Supervisor





*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Quarterly Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.

                        -23-