Form 10-K
period 2002-12-31
60 EAST 42ND STREET ASSOCIATES
filed 2003-04-15
CIK 90794

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2002

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

    $7,000,000 of Participations in LLC Member Interests

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

An Exhibit Index is located on pages 27 through 28 of this Report. Number of pages (including exhibits) in this filing: 46



                                PART I


                FORWARD_LOOKING STATEMENTS

          Certain information included in this Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Registrant cautions readers that forward-looking statements, including, without limitation, those relating to the Registrant's investment policies and objectives; the financial performance of the Registrant; the ability of the Registrant to service its debt; the competitive conditions which affect the Registrant's business; and the Registrant's liquidity and capital resources, are subject to certain risks and uncertanties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the Registrant's future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; Federal, state and local governmental regulations that affect the Registrant; and the competitive environment in which the Registrant operates, including, the availability of commercial space in the area where the Registrant's property is located. The forward-looking statements are made as of the date of this Annual Report and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.


Item 1.	Business.

        (a)     General

        Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr.,Jack K. Feirman, Mark Labell, and Fred C. Posniak (individually, a "Member" and,

                        -1-
collectively, the "Members"), each of whom also acts as an agent for holders of participations in the Registrant ( individually, a "Participant" and, collectively, "Participants"). Registrant leases the Property to Lincoln Building Associates L.L.C.("Lessee") under a long-term net operating lease (the "Lease") the current term of which expires on September 30, 2008. There is one additional 25-year renewal term which, if exercised, will extend the Lease until September 30, 2033. See Item 2 below in connection with the granting of additional lease extensions.

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

        As of December 31, 2002, the Building was approximately
91% occupied by approximately 551 tenants who engage principally in the practice of law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See
Item 2 hereof for additional information concerning the Property.

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

                                -2-
        (v) A second mortgage loan with Emigrant Savings
Bank in the amount of $27,979,186 was closed on March 8, 2000 and all proceeds have been advanced as of December 31, 2002. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances of $7,000,000 made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 in the amount of $20,979,186 are now at the fixed interest rate of 3.39% commencing with the November 2002 payment. Maturity is October 31, 2004.

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

        (iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise re-quired during the subsequent lease year shall be reduced by an
                        -3-
amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent.

          Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September
30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2002 was $6,944,789. After deducting fees of $16,480 relating to Registrant's conversion to a limited liability company and payment of $692,831 to Supervisor as an additional payment for supervisory services, the balance of $6,235,478 was distributed to the Participants on November 29, 2002.

        If the Mortgage is modified, the Basic Rent shall be equal to the Wien & Malkin LLP annual supervisory fee of $24,000 plus an amount equal to the annual debt service payments under the refinanced mortgage ( not including any balloon principal payment due at maturity).

(d)	Competition

         Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $33.82 per square foot (exclusive of electricity charges and escalation) and current deals range from $32 to $48.


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

         Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by Mortgage Loans with an unpaid principal balances of $40,000,000 at December 31, 2002. For a description of the terms of the Mortgage Loans, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and
Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See
Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.
                           -4-
         In 1999, the Participants of Associates and the Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000 and expected to take approximately three years to complete. In 2000 the participants of the Lessee approved an increase to the program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. The increased amount had previously been authorized by the Participants of Registrant. Such increase would extend the lease beyond 2083, based on the net present benefit to Associates of the improvements made.


         The Lessee is currently financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Registrant and acknowledges its intention to finance them through a fee mortgage increase, and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any overage rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming overage rent continues to be earned.

		To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon the completion of the Program, an extension of the lease for an additional 50 years to 2083.




Item 3.	Legal Proceedings.

        The property of Registrant is the subject of the following material pending litigation:

        Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et.
al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997,

                                -5-
the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were affirmed by the Appellate Division on December 5, 2002, and were further appealed by Wien & Malkin LLP and Mr. Malkin on January 13, 2003.


         At its May 20, 2002 special meeting, Lessee approved by the requisite vote the removal of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG and Newmark & Company Real Estate). On May 21, 2002, Peter L. Malkin and Wien & Malkin LLP filed a court application to confirm the vote and to set the final date for Helmsley-Spear, Inc's. termination. Helmsley-Spear, Inc. filed objections. On September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. Helmsley-Spear, Inc.'s September 27, 2002 motion in the Apellate Division to stay the court's ruling pending an appeal was denied on October 31, 2002. Helmsley-Spear, Inc.'s appeal was rejected by the Appellate Division in its February 20, 2003 decision, which affirmed the court's confirmation of the votes and Helmsley-Spear, Inc.'s termination. Since November 20, 2002, Helmsley-Spear, Inc. has not been the managing and leasing agent and has been replaced by Newmark & Company Real Estate. Helmsley-Spear, Inc. continues to pursue its appeal. In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled $ 241,587 from inception to date (including $ 72,052 plus disbursements of $6,850 to Wien & Malkin
LLP).


                               -6-
Item 4.	Submission of Matters to a Vote of Participants.

No matters were submitted to the Participants during the period covered by this report.



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

        (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2002, Registrant was advised of 56 transfers of Participations. In one instance, the indicated purchase price was equal to 5.45 times the face amount of the Participation transferred, i.e., $27,250 for a $5,000 participation. In one instance, the indicated purchase price was equal to 4.8 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to two times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

        (b) As of December 31, 2002, there were 773 holders of Participations of record.

        (c) Registrant does not pay dividends. During each of the years ended December 31, 2002 and 2001, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation.
On November 29, 2002 and November 30, 2001, Registrant made additional distributions for each $10,000 Participation of $8,907.83 and $10,359.89, respectively. Such distributions repre-sents Further Additional Rent payable by Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and fees to convert Registrant to a limited liability company. See
Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.
                                -7-

                        [SELECTED FINANCIAL DATA]


Item 6.
                                60 EAST 42nd ST. ASSOCIATES L.L.C.
                                   (A Limited Liability Company)

                                     SELECTED FINANCIAL DATA

                                               Year ended December 31,

                               2002        2001          2000         1999         1998

Basic rent income          $ 2,043,396  $ 1,545,186  $ 1,194,968  $ 1,087,842     $ 1,087,842
Advance of additional
 rent income                 1,053,800    1,053,800    1,053,800    1,053,800       1,053,800
Further additional
 rent income                 6,944,789    8,057,690    6,173,375    3,091,366       1,529,651
Interest income                 68,212      142,019       92,422        - 0 -           - 0 -

   Total revenues          $10,110,197  $10,798,695  $ 8,514,565  $ 5,233,008     $ 3,671,293

Net income                 $ 6,557,108  $ 7,814,714  $ 6,296,724  $ 3,758,620     $ 2,390,776

Earnings per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 the year                  $    9,367   $   11,164    $    8,995  $    5,369      $     3,415


Total assets               $35,600,016  $22,040,811   $17,435,023  $ 8,510,184    $ 7,472,392


Long-term obligations      $40,000,000  $25,020,814   $19,020,814  $12,020,814    $12,020,814


Distributions per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 the year:
        Income            $     9,367   $    11,164    $    8,995   $    5,369    $    3,415
        Return of capital       1,036           691           437          100            35

        Total distributions$   10,403   $    11,855    $    9,432    $   5,469     $   3,450


Item 7.
                           60 EAST 42nd ST. ASSOCIATES L.L.C.
                             (A Limited Liability Company)

                           QUARTERLY RESULTS OF OPERATIONS


The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.


                                           Three Months Ended
                            March 31,  June 30,  September 30,   December 31,
                               2001      2001          2001          2001

Statement of Income Data:
  Basic rent income        $339,610    $372,834   $  400,520      $432,222
  Advance of additional
   income                   263,450     263,450      263,450       263,450
  Further additional rent
   income                     -               -    8,057,690          -
  Interest income            76,026      44,398       18,309         3,286
    Total revenues          679,086     680,682    8,739,969       698,958


  Interest on mortgages     409,636     411,232      412,829       429,508
  Supervisory services        7,845       7,845      813,614         7,845
  Amortization of mortgage
   refinancing costs         66,020      66,020       66,021        66,021
  Depreciation of building
   improvements and
   equipment                 10,828      10,828       10,828       173,770
  Professional fees               -          -         2,791         10,500
    Total expenses          494,329     495,925    1,306,083        687,644

    Net income             $184,757    $184,757   $7,433,886        $11,314

Earnings per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 each period               $   264     $   264     $ 10,620        $    16

Item 7.
                              60 EAST 42nd ST. ASSOCIATES L.L.C.
                                 (A Limited Liability Company)

                          QUARTERLY RESULTS OF OPERATIONS (Continued)


                                      Three Months Ended

                             March 31,  June 30,   September 30,  December 31,
                                2002      2002          2002            2002

Statement of Income Data:
  Basic rent income         $468,261  $471,992   $  542,095       $561,048
  Advance of additional
   income                    263,450   263,450      263,450        263,450
  Further additional rent
   income                       -           -     6,944,789             -
  Interest income              2,226       731       25,906         39,349
    Total revenues           733,937   736,173    7,776,240        863,847

  Interest on mortgages      464,487   466,723      561,821        594,577
  Supervisory services         7,845     7,845      700,676          7,845
  Amortization of mortgage
    refinancing costs         66,020    66,020       66,021         66,021
  Depreciation of building
   improvements and equipment 93,508   119,152      131,586        114,078
  Professional fees              -         325        1,892         16,647
    Total expenses           631,860   660,065    1,461,996        799,168

    Net income              $102,077  $ 76,108   $6,314,244       $ 64,679

Earnings per $10,000
 participation unit, based
 on 700 participation
 units outstanding during
 each period                $    146  $    109   $   9,020         $   92

Item 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operation.

Cautionary Statement Identifying Important Factors That Could Cause Registrant Actual Results to Differ From Those Projected in
Forward-Looking Statements.

        Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe", "expect", "anticipate", "intend", "plan", "estimate" or words of similar meaning.

        Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in Registrant's real estate market, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.


SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "Critical Accounting Policies". The SEC defines Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        The discussion and analysis of Registrant's financial condition and results of operations are based upon its financial

                            -11-
statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant's financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000. Registrant's representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method determined by Registrant's advisers. While Registrant's representatives who are involved in the preparation of its financial statements and this report believe that such discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

Revenue Recognition: Basic rent and additional rent, which is based on the lessee's annual net income as defined in the lease, are recognized when earned. Before Registrant can recognize revenue, it is required to assess, among other things, its collectibility. If the collectibility of revenue is incorrectly determined, Registrant's net income and assets could be overstated.


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

        The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 2002:
                           -12-
(a)	Total income decreased for the year ended December 31,
2002 as compared with the year ended December 31, 2001.
Such decrease is the net result of an increased amount of basic rent income and a decreased amount of interest income and Further Additional Rent received by Registrant in 2002. Total income increased for the year ended
December 31, 2001 as compared with the year ended
December 31, 2000. Such increase is attributable to the payment of an increased amount of Further Additional Rent to Registrant in 2001 and interest income. See Note 4 of the Notes.

(b)	Total expenses increased for the year ended December 31,
2002 as compared with the year ended December 31, 2001.
Such increase is the net result of an increase in mortgage interest and depreciation of assets and a decrease in the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 2002. Total expenses increased for the year ended December 31, 2001 as compared with the year ended December 31, 2000. Such increase resulted from an increase in mortgage interest, additional payment for supervisory services payable with respect to Further
Additional Rent received by Registrant in 2001, amortization of second mortgage refinancing costs and depreciation of assets placed in service in 2001.

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market.


                Liquidity and Capital Resources

        Registrant's liquidity has increased significantly due to the receipt of $14,979,186 from the second mortgage at December 31, 2002 as compared to December 31, 2001. Costs relating to the improvement program are funded from proceeds of a second mortgage of $27,979,186, of which all has been drawn down at December 31, 2002. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.


        No amortization payments are due under the Mortgages to fully satisfy the outstanding principal balance at maturity, and furthermore, Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to

                                -13-
generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the mortgage balance at maturity.

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

         The financial statements, together with the accompanying report by J.H. Cohn LLP immediately following, are being filed in response to this item.


Item 9.	Disagreement on Accounting and Financial Disclosure.

          Not applicable.
                            -14-

                        PART III

Item 10.  Directors and Executive Officers of the Registrant.

          Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Member. The table below sets forth as to each Member as of December 31, 2002 the following: name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
Member:

                        Nature                      Principal       Date
                        of Family                   Occupation      Individual
                        Relation-   Business        and             became a
Name              Age   ship        Experience      Employment      Member


Anthony E. Malkin 40    son of      Real estate     Senior Director  1997
                        Peter L.    Supervision     of Supervisory
                        Malkin,     and             Services of
                        brother     management      Wien & Malkin LLP
                        Scott D.                    and President of
                        Malkin                      W&M Properties, L.L.C.


Scott D. Malkin   44    son of      Chairman and    CEO of          1997
                        Peter L.    CEO of real     S.D. Malkin
                        Malkin,     estate          Properties,
                        brother     development     Inc.
                        of          company
                        Anthony E.
                        Malkin

Mark Labell       50      None       Real Estate     Partner         1998
                                     Supervision     Wien & Malkin
                                                     LLP

Thomas N. Keltner,
 Jr.              56      None       Real Estate     Partner          1996
                                     Supervision     Wien & Malkin
                                                     LLP


Jack K. Feirman   57      None       Real Estate     Partner          1998
                                     Supervision     Wien & Malkin
                                                     LLP

Peter L. Malkin   69      Father     Real Estate     Senior Partner   1970
                           of        Supervision     and Chairman
                          Anthony E.                 Wien & Malkin
                          and                        LLP
                          Scott D.
                          Malkin

Fred C. Posniak    57     None        Real Estate     Director         2001
                                      Supervision     W & M Properties,
                                                      L.L.C.

                                -15-
      As stated above, six of the seven members hold senior positions at Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Regis-trant, Lessee and certain of their respective affiliates.

       The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Members are either a director, member or general partner are as follows:

Peter L. Malkin is a member in 250 West 57th St.
Associates L.L.C. and a member in Empire State Building
Associates L.L.C.; and a general partner in  Navarre-500
Building Associates and Garment Capitol Associates.

Anthony E. Malkin is a member in 250 West 57th Street
Associates L.L.C. and a member in Empire State Building
Associates L.L.C.


Thomas N. Keltner, Jr. is a member in Empire State
Building Associates L.L.C. and a general partner in Navarre-500 Building Associates and Garment Capitol
Associates.




Item 11.	Executive Compensation.

        As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

        No remuneration was paid during the current fiscal year ended December 31, 2002 by Registrant to any of the Members as such. Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing an annual return of 14% on the Participants' remaining cash investment in Registrant (which remaining cash investment, at December 31, 2002, was equal to the Participant's original cash investment of $7,000,000). Pursuant to such fee arrangements, Registrant paid Supervisor a total of $724,211 (consisting of $24,000 as an annual basic payment for supervisory services and $700,211 as an additional payment for supervisory services) during the fiscal year ended December 31, 2002. The supervisory services provided to Registrant by Supervisor
                        -16-

include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange
Commission and applicable state authorities.   As noted in Items 1
and 10 of this report, six of the seven members hold senior positions at Supervisor.

         Registrant also pays Supervisor for other services at hourly rates.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

       (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2002, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

       (b) At December 31, 2002, the Member (see Item 10 hereof) beneficially owned, directly or indirectly, the following
Participations:

                Name and Address        Amount of       Percent
                  of Beneficial         Beneficial        of
Title of Class	     Owners     	Ownership 	 Class

Participations

                Anthony E. Malkin       $40,833         .583%
                60 East 42nd Street
                New York, NY 10165


                Thomas N. Keltner, Jr.  $ 2,500         .036%
                60 East 42nd Street
                New York, NY 10165


                Scott D. Malkin         $33,334         .476%
                27 Hereford Square
                SW7 4NB
                London, England

      At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

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

Anthony E. Malkin owned of record as co-trustee an aggregate of $10,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.


(c)	Not applicable.




Item 13. Certain Relationships and Related Transactions.

      (a) As stated in Items 1 and 10 hereof, Messrs. Feirman, Keltner, Labell, Anthony E. Malkin, Peter L. Malkin, Scott D. Malkin and Posniak are the seven members in Registrant and also act as agents for Participants in their respective membership interests therein. Mr. Peter Malkin is also among the members in Lessee. As a consequence of one of the seven members being a member in Lessee and six of the seven members holding senior positions at Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective Participating Agreements pursuant to which the members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on the Participants' behalf. Such transactions, among others, include modification and extension of the Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

        See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 2002, Mr. Peter Malkin owned a member interest in Lessee. The respective interests, if any, of the members in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Mr. Peter Malkin, his individual ownership of a member interest in Lessee. The members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each of the six members who hold senior positions at Supervisor, by reason of his interests in Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

        Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interests of the member in any remuneration paid or given by Registrant to Supervisor arises solely from such member's ownership of an interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

        (b)     Reference is made to paragraph (a) above.

        (c)     Not applicable.

        (d)     Not applicable.



Item 14. Evaluation of Disclosure Controls and Internal
        Control Procedures.

(a) Evaluation of disclosure controls and procedures. Our Supervisor, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

                        PART IV

Item 15.	Exhibits, Financial Statement Schedules and
                Reports on Form 10-K.

		(a)(1)  Financial Statements:

                Independent Accountant's Report of J. H. Cohn LLP, dated March 3, 2003.

                Balance Sheets at December 31, 2002 and at December 31, 2001 (Exhibit A).

                Statements of Income for the fiscal years ended December 31, 2002, 2001 and 2000. (Exhibit B).

                Statement of Members' Deficiency for the fiscal year ended December 31, 2002 (Exhibit C-1).

                Statement of Members' Deficiency for the fiscal year ended December 31, 2001 (Exhibit C-2).

                Statement of Members' Deficiency for the fiscal year ended December 31, 2000 (Exhibit C-3).

                Statements of Cash Flows for the fiscal years ended December 31, 2002, 2001 and 2000 (Exhibit D).

                Notes to Financial Statements for the fiscal years ended December 31, 2002, 2001 and 2000.

		(2)	Financial Statement Schedules:

		List of Omitted Schedules.

                Real Estate and Accumulated Depreciation - December 31, 2002 (Schedule III).

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

         The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated March 18, 1998, March 20, 1998 and May 14, 1998 (the "Power").

60 EAST 42ND ST. ASSOCIATES L.L.C.
(Registrant)



By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date:  April 15, 2003


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.



By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date:  April 15, 2003




________________________
- Mr. Katzman supervises accounting functions for Registrant.

                        CERTIFICATIONS


I, Stanley Katzman, certify that:

(1) I have reviewed this annual report on Form 10-K of 60 East
42nd St. Associates L.L.C.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                            -22-

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


                                By /s/ Stanley Katzman
                                Name:  Stanley Katzman
                                Title: Member of Wien & Malkin LLP,
                                Supervisor of 60 East 42nd St.
                                Associates L.L.C.

                        CERTIFICATIONS



I, Stanley Katzman, certify that:

1. I have reviewed this annual report on Form 10-K of 60 East 42nd St. Associates L.L.C.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


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

         3(c)   Registrant's Consent and Operating
                Agreement dated as of November 28, 2001

        3(d)    Certificate of Conversion of Registrant
                to a limited liability company dated November
                28, 2001 filed with the New York Secretary of
                State on December 3, 2001.

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

                        Exhibit Index



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

                        Exhibit Index


        Number          Document                Page*




                year ended December 31, 1979, is incorporated by reference as an exhibit hereto.


        13(b) Letter to Participants, dated November 29, 2002 and accompanying financial reports for the lease year ended September 30, 2002. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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






_______________________
- Page references are based on a sequential numbering system.

                                        Exhibit 99(1)
                60 East 42nd St. Associates L.L.C.

                Chief Executive Officer Certification
                        Pursuant to Section 906
                 of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor* of 60 East 42nd St. Associates L.L.C. ("Registrant") to certify that:

(1) the Annual Report on Form 10-K of Registrant for the period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
Act of 1934 (15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 15, 2003
                                By /s/ Stanley Katzman
                                Stanley Katzman
                                Wien & Malkin LLP, Supervisor




*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Executive Officer certification is being signed by a member of Registrant's supervisor.

                        Exhibit 99(2)

                60 East 42nd St. Associates L.L.C.

                Chief Financial Officer Certification
                        Pursuant to Section 906
                  of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 60 East 42nd St.
Associates L.L.C.("Registrant"), to certify that:

(1) the Annual Report on Form 10-K of Registrant for the period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
Act of 1934 (15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 15, 2003

                                By /s/ Stanley Katzman
                                Stanley Katzman
                                Wien & Malkin LLP, Supervisor





*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.

[J.H. COHN LLP]







INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 60 East 42nd St. Associates L.L.C.
(a Limited Liability Company)
New York, N. Y.


We have audited the accompanying balance sheets of 60 East 42nd St. Associates L.L.C. as of December 31, 2002 and 2001, and the related statements of income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2002, and the supporting financial statement schedule as contained in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




				            J.H. Cohn LLP



New York, N. Y.
March 3, 2003

                                     -31-
                                                           EXHIBIT A

                                 60 EAST 42nd ST. ASSOCIATES L.L.C.
                                (A Limited Liability Company)

                                      BALANCE SHEETS

                                       A S S E T S


                                                            December 31,
                                                  2002                      2001
Current Assets:
        Cash in banks                                   $   120,904             $ 1,863,548
	Cash in distribution account held
	 by Wien & Malkin LLP (Note 10)			     87,202		     87,202
                        TOTAL CURRENT ASSETS                208,106               1,950,750

Real Estate (Notes 2a, 3 and 12):
        Land                                              7,240,000               7,240,000
        Buildings                             $16,960,000             $16,960,000
          Less: Accumulated depreciation       16,960,000      -       16,960,000     -
        Building improvements and equipment    21,396,388              13,882,233
          Less: Accumulated depreciation        2,238,713 19,157,675    1,780,389 12,101,844

Other Assets:
	Cash segregated for payment of
         building improvement costs                       8,510,100                 -
	Mortgage refinancing costs, less
	 accumulated amortization of
	 $876,961 in 2002 and $612,879
         in 2001 (Note 2b)                                  484,135                748,217

			TOTAL ASSETS			$35,600,016		 $22,040,811


                             LIABILITIES AND MEMBERS' DEFICIENCY

Current Liabilities:
	Due to lessee, a related
         party (Note 12)                                $   571,695             $ 2,372,779
        Building improvement costs payable                1,050,193                  55,030
        Accrued expenses                                    110,730                       -
                        TOTAL CURRENT LIABILITIES         1,732,618               2,427,809

Long-term Liabilities:
	Bonds, mortgages and similar debt:
		First and second mortgages
		 payable (Note 3)			 40,000,000		 25,020,814

                        TOTAL LIABILITIES                41,732,618              27,448,623

Commitments and contingencies
 (Notes 11 and 12)

Members' Deficiency (Exhibit C)                          (6,132,602)             (5,407,812)

			TOTAL LIABILITIES AND
                         MEMBERS' DEFICIENCY            $35,600,016             $22,040,811

	See accompanying notes to financial statements.
                                         -32-
                                                      EXHIBIT B

                             60 EAST 42nd ST. ASSOCIATES L.L.C.
                               (A Limited Liability Company)

                                   STATEMENTS OF INCOME



                                                              Year ended December 31,
                                                   2002            2001            2000
Revenues:

        Rent income, from a related party (Note 4) $10,041,985      $10,656,676    $8,422,143
        Interest income                                 68,212          142,019        92,422

                        TOTAL REVENUES              10,110,197       10,798,695     8,514,565

Expenses:

        Interest on mortgages (Note 3)               2,087,608        1,663,205     1,263,391

	Supervisory services, to a related party
         (Note 5)                                      724,211          837,149       648,717

	Amortization of mortgage refinancing costs
         (Note 2b)                                     264,082          264,082       219,012

	Depreciation of building improvements and
         equipment (Note 2a)                           458,324          206,254            -

	Professional fees, including amounts paid to
         a related party (Note 6)                       18,864           13,291        86,721

                        TOTAL EXPENSES               3,553,089        2,983,981      2,217,841

			NET INCOME, CARRIED TO MEMBERS'
                         DEFICIENCY (NOTE 9)        $6,557,108      $ 7,814,714     $6,296,724


Earnings per $10,000 participation unit, based
 on 700 participation units outstanding during
 each year                                          $    9,367      $    11,164     $    8,995
















	See accompanying notes to financial statements.
                                -33-
                                                                 EXHIBIT C-3

                               60 EAST 42nd ST. ASSOCIATES L.L.C.
                                 (A Limited Liability Company)

                               STATEMENT OF MEMBERS' DEFICIENCY
                                 YEAR ENDED DECEMBER 31, 2000

                                                                               Members'
                                 Members'                                     deficiency
                                deficiency      Share of                      December 31,
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

























	See accompanying notes to financial statements.
                               -34-
                                                           EXHIBIT C-1
                                60 EAST 42nd ST. ASSOCIATES L.L.C.
                                (A Limited Liability Company)

                               STATEMENT OF MEMBERS' DEFICIENCY
                                 YEAR ENDED DECEMBER 31, 2002

                                                                               Members'
                                Members'                                      deficiency
                               deficiency       Share of                      December 31,
                             January 1, 2002   net income   Distributions        2002


Jack Feirman Group..........   $  (772,545)    $  936,730    $1,040,271       $  (876,086)


Mark Labell Group...........      (772,545)       936,730     1,040,271          (876,086)


Fred Posniak Group....            (772,544)       936,730     1,040,272          (876,086)


Anthony E. Malkin Group.....      (772,544)       936,730     1,040,271          (876,085)


Peter L. Malkin Group.......      (772,544)       936,729     1,040,271          (876,086)


Scott D. Malkin Group.......      (772,545)       936,730     1,040,271          (876,086)


Thomas N. Keltner Jr. Group.      (772,545)       936,729     1,040,271          (876,087)

                               $(5,407,812)    $6,557,108    $7,281,898       $(6,132,602)





















	See accompanying notes to financial statements.
                                -35-
                                                             EXHIBIT C-2

                              60 EAST 42nd ST. ASSOCIATES L.L.C.
                               (A Limited Liability Company)

                              STATEMENT OF MEMBERS' DEFICIENCY
                                YEAR ENDED DECEMBER 31, 2001

                                                                                Members'
                                 Members'                                     deficiency
                               deficiency       Share of                      December 31,
                             January 1, 2001   net income   Distributions         2001


Jack Feirman Group..........   $  (703,455)    $1,116,388    $1,185,478       $  (772,545)


Mark Labell Group...........      (703,455)     1,116,388     1,185,478          (772,545)


Fred Posniak Group (formerly
 Richard A. Shapiro Group).       (703,455)     1,116,388     1,185,477          (772,544)


Anthony E. Malkin Group.....      (703,455)     1,116,388     1,185,477          (772,544)


Peter L. Malkin Group.......      (703,455)     1,116,388     1,185,477          (772,544)


Scott D. Malkin Group.......      (703,455)     1,116,387     1,185,477          (772,545)


Thomas N. Keltner Jr. Group.      (703,455)     1,116,387     1,185,477          (772,545)

                               $(4,924,185)    $7,814,714    $8,298,341       $(5,407,812)















	See accompanying notes to financial statements.
                                -36-

                                                            EXHIBIT D

                             60 EAST 42nd ST. ASSOCIATES L.L.C.
                               (A Limited Liability Company)

                                 STATEMENTS OF CASH FLOWS

                                                             Year ended December 31,
                                                    2002             2001            2000
Cash flows from operating activities:
    Net income                                  $  6,557,108    $7,814,714      $ 6,296,724
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation of building improvements
        and equipment                                458,324       206,254              -
       Amortization of mortgage refinancing costs    264,082       264,082          219,012
       Change in accrued expenses                     55,700         5,542            4,235
       Change in due to lessee                          -              -             93,791

            Net cash provided by
            operating activities                   7,335,214     8,290,592        6,613,762


Cash flows from investing activities:
      Purchase of building improvements and
       equipment                                  (6,463,962)   (9,112,983)            -
      Cash segregated for payment of building
       improvement costs                          (8,510,100)             -            -

             Net cash used in investing
               activities                        (14,974,062)   (9,112,983)            -


Cash flows from financing activities:
      Proceeds from second mortgage loan          14,979,186     6,000,000       7,000,000
      Payment of mortgage refinancing costs             -             -         (1,111,574)
       Cash distributions                         (7,281,898)   (8,298,341)     (6,602,458)
        Change in amounts due to lessee           (1,801,084)     (916,127)           -

             Net cash provided by (used in)
              financing activities                 5,896,204    (3,214,468)       (714,032)

            Net change in cash                    (1,742,644)   (4,036,859)      5,899,730

Cash, beginning of year                            1,950,750     5,987,609          87,879

         CASH, END OF YEAR                      $    208,106    $1,950,750     $ 5,987,609

Supplemental disclosure of cash flow information:

						     2002    	   2001     	   2000
	Cash paid for:
                Interest                         $ 2,031,908    $1,657,663    $ 1,213,903

Supplemental disclosure of noncash
 investing and financing activities:
	In 2002 and 2000 Associates
	 purchased certain building improvements
	 by means of a financing agreement
         with the lessee, as follows            $  1,050,193    $         -   $ 2,132,547

	See accompanying notes to financial statements.
                                        -37-

                           60 EAST 42nd ST. ASSOCIATES L.L.C.
                             (A Limited Liability Company)

                             NOTES TO FINANCIAL STATEMENTS

1.	Business Activity And Reorganization

60 East 42nd St. Associates L.L.C. ("Associates") owns commercial property situated at 60 East 42nd Street and 301 Madison Avenue, New York, New York. The property, known as "The Lincoln Building", is net leased to Lincoln Building Associates (the "Lessee").

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


2.	Summary of Significant Accounting Policies

a.  Real Estate and Depreciation:

Real estate, consisting of land, buildings and building improvements and equipment, is stated at cost. The buildings, and building improvements costing $1,574,135, have been fully depreciated, using a straight-line method over their estimated useful lives ranging from 20 to 26 years.

In connection with the building improvements program which began in 1999 (see Note 12), costs totaling $19,822,253 have been incurred through December 31, 2002 for new building improvements and equipment which have been put into service. Depreciation of these assets is provided primarily using the straight-line method over an estimated useful life of 39 years for building improvements and 7 years for equipment.

b.  Mortgage Refinancing Costs, Amortization and Related Party Transactions:

Mortgage refinancing costs of $249,522, incurred in connection with the October 6, 1994 refinancing of the first mortgage payable (see Note 3), are being charged to income ratably over the 10 year and 26 day term of the mortgage, from October 6, 1994 through October 31, 2004.

Mortgage refinancing costs of $1,111,574, incurred in connection with the March 8, 2000 financing of the second mortgage payable, are being charged to income ratably over the term of the mortgage, from March 8, 2000 through October 31, 2004.

Included in the refinancing costs applicable to the second mortgage are payments of $70,071 made to the firm of Wien & Malkin LLP, a related party.


c. Valuation of Long-Lived Assets:

Associates periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method.
                                -38-

                            60 EAST 42nd ST. ASSOCIATES L.L.C.
                              (A Limited Liability Company)

                              NOTES TO FINANCIAL STATEMENTS
                                      (continued)


2.  Summary of Significant Accounting Policies (continued)

d. Revenue Recognition:

Basic rent and overage rent, which is based on the Lessee's annual net income, as defined in the lease, are recognized when earned.

e. Use of Estimates:

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

In connection with the building improvements program referred to in Note 12, a second mortgage loan was placed on the property on March 8, 2000, with Emigrant Savings Bank. The principal amount of the second mortgage note is $27,979,186, to be drawn down as payments for the building improvements were needed. The first $7,000,000 was drawn down by September 30, 2000. The loan agreement permitted additional advances to be made through September 1, 2002, and by August 15, 2002 Associates had drawn all available funds against this loan.

The second mortgage calls for the first $7,000,000 of loan proceeds advanced through September 30, 2000 to bear interest at the rate of 8.21% per annum through the term of the loan. All loan proceeds advanced after September 30, 2000 initially bore interest at a Floating Rate, defined to be either the prime rate, a U.S. Treasury based rate or a LIBO-based rate, as selected by Associates. At December 31, 2001 the Floating Rate interest on $6,000,000 of second mortgage debt, drawn down since September 30, 2000, was calculated at a rate of approximately 3.7%. On October 1, 2002, in accordance with the terms of the mortgage, the Floating Rate interest on the second mortgage was converted to a fixed rate of 3.39%. Monthly payments for debt service on the second mortgage loan are for interest only. The second mortgage also matures on October 31, 2004.

As of December 31, 2002 Associates had set aside approximately $8,500,000 of loan proceeds from the second mortgage loan to pay for the Program.

                                -39-

                            60 EAST 42nd ST. ASSOCIATES L.L.C.
                              (A Limited Liability Company)

                              NOTES TO FINANCIAL STATEMENTS
                                      (continued)



3. First and Second Mortgages Payable (continued)

The real estate is pledged as collateral for the first and second mortgages.

The estimated fair value of Associates' mortgage debt, based on available market information or other appropriate valuation methodologies, was $41,300,000 and $26,000,000 at December 31, 2002 and 2001, respectively,



4.  Related Party Transactions - Rent Income

Rent income for the years ended December 31, 2002, 2001 and 2000, totaling $10,041,985, $10,656,676 and $8,422,143, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

                                        2002           2001             2000

   Basic rent income.............$ 2,043,396     $ 1,545,186      $1,194,968
   Advance of additional rent....  1,053,800       1,053,800       1,053,800
   Further additional rent.        6,944,789       8,057,690       6,173,375
                                 $10,041,985     $10,656,676      $8,422,143


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

The modified lease further provides for changes to be made in the basic rent paid in the event of a refinancing of the first mortgage (Note 3). In such case, unless there is an increase in the mortgage balance, the annual basic rent will be modified and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgage, the basic rent shall be equal to the sum of $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to the refinancing.
                                -40-

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

Peter L. Malkin, a member of Wien & Malkin LLP, is a member in Associates. Beneficial interests in the Lessee are held by one or more persons at Wien & Malkin LLP (see Note 5), their family members, and/or trusts, limited liability companies, or similar entities owned for their family members.




5.  Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2002, 2001 and 2000, totaling $724,211, $837,149 and $648,717, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are members in Associates.

Basic fees for supervisory services are $24,000 per annum. Wien & Malkin LLP receives an additional supervisory fee each year equal to 10% of distributions to participants for any year in excess of 14% of their cash investment of $7,000,000.


6.  Related Party Transactions - Professional Fees

Professional fees for the years ended December 31, 2002, 2001 and 2000 include $17,222, $2,791 and $70,054, respectively, inclusive of disbursements, paid or accrued to the firm of Wien & Malkin LLP, a related party.

                          60 EAST 42nd ST. ASSOCIATES L.L.C.
                            (A Limited Liability Company)

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)


7.  Number of Participants

There were approximately 760 participants in the participating groups at December 31, 2002, 2001 and 2000.


8.  Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.


9. Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2002, 2001 and 2000, based on 700 participation units outstanding during each year, consisted of the following:

                                     Year ended December 31,
										  2002 	 2001 	  2000

     Income........................   $ 9,367  $11,164  $8,995
     Return of capital.............     1,036      691     437
     TOTAL DISTRIBUTIONS.....         $10,403  $11,855  $9,432

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.


10. Concentration of Credit Risk

Associates maintains cash balances in two banks and in a distribution account held by Wien & Malkin LLP. The bank balances are insured by the Federal Deposit Insurance Corporation up to $100,000 each, and at December 31, 2002 approximately $8,431,000 was not insured. The distribution account held by Wien & Malkin is not insured. The funds held in the distribution account were paid to the participants on January 1, 2003.


11. Contingencies

Wien & Malkin LLP and Peter L. Malkin, a member in Associates, have been engaged in a dispute proceeding with Helmsley-Spear, Inc. commenced in 1997 concerning the management, leasing and supervision of the property subject to the net lease, in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

                          60 EAST 42nd ST. ASSOCIATES L.L.C.
                            (A Limited Liability Company)

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)



11. Contingencies (continued)

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in the Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were affirmed by the Appellate Division on December 5, 2002, and were further appealed by Wien & Malkin and Mr. Malkin on January 13, 2003.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Associates or the Lessee, brought litigation against Associates' supervisor, Wien & Malkin and Peter L. Malkin (or his affiliate), claiming misconduct and seeking damages and disqualification from performing services for the Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

At the Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG, and Newmark Realty), including payment by the Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear has been discharged and must effect an orderly transition and departure within 60 days. As of November 20, 2002, Helmsley-Spear is no longer the managing and leasing agent and has been replaced by Newmark & Company. Helmsley-Spear continues to pursue its appeal.

In accordance with the Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statement, the solicitation of votes and the implementation of the new program are being paid by the Lessee. Such payments have totaled $241,587 to December 31, 2002, including $72,052 to Wien & Malkin plus disbursements of $6,850.


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

                          60 EAST 42nd ST. ASSOCIATES L.L.C.
                            (A Limited Liability Company)

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)



12. Building Improvements Program and Agreement to Extend Lease (continued)

The Lessee is financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the fee mortgage (Note 3), and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any overage rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming overage rent continues to be earned.

The 1999 consent authorized the members of 60 East 42nd St. Associates L.L.C. who act as agents for the participant investors (the "Agents") to give additional extension rights to the Lessee beyond the September 30, 2033 expiration date (Note 4) to September 30, 2083 upon completion of the Program, and to later date(s) for consideration and upon such terms as the Agents deem appropriate for the benefit of Associates.



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



14. Reclassifications

As a result of the conversion of Associates in 2001 to a limited liability company (Note 1), certain accounts in the 2000 financial statements have been reclassified for comparative purposes to conform with subsequent year presentation.

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

                          60 EAST 42nd ST. ASSOCIATES L.L.C.    SCHEDULE III
                              (A Limited Liability Company)

                        Real Estate and Accumulated Depreciation
                                        December 31, 2002
Column

  A   Description           Land, buildings and building improvements
                            and equipment situated at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.

  B   Encumbrances -
        Morgan Guaranty Trust Company of New York,
         as trustee of a pension trust
           Balance at December 31, 2002                       $12,020,814
        Emigrant Savings Bank
           Balance at December 31, 2002                       $27,979,186

  C     Initial cost to company
           Land                                               $ 7,240,000

           Buildings                                          $16,960,000

  D     Cost capitalized subsequent to acquisition
           Building improvements and equipment                $21,396,388

           Carrying costs                                      $   None

  E     Gross amount at which carried at
         close of period
           Land                                                $ 7,240,000
           Buildings, building improvements and equipment       38,356,388

                   Total                                       $45,596,388(a)

  F        Accumulated depreciation                            $19,198,713(b)

  G        Date of construction                                        1930

  H        Date acquired                                    October 1, 1958

  I        Life on which depreciation in latest income
             statements is computed        39 years for building improvements
                                              and 7 years for equipment
     (a)	Gross amount of real estate
		Balance at January 1, 2000                          $26,836,703
		Purchase of building improvements and equipment
		and construction in progress (expenditures
		advanced by Lessee, a related party, and recorded
		by Associates):
                  F/Y/E 12/31/00               $ 2,132,547
                        12/31/01                 9,112,983
                        12/31/02                 7,514,155           18,759,685
                          Balance at December 31, 2002              $45,596,388

             The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)	Accumulated depreciation
			  Balance at January 1, 2000				$18,534,135
                Depreciation:
                  F/Y/E 12/31/00                      None
                        12/31/01                   206,254
                        12/31/02                   458,324 	    664,578
            lance at December 31, 2002                          $19,198,713