Form 10-Q
period 2003-03-31
60 EAST 42ND STREET ASSOCIATES
filed 2003-05-20
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statments

60 East 42nd St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2003 2002

Income:

Basic rent, from a

related party (Note B) $ 572,986 $ 468,261

Additional rent, from a

related party (Note B) 263,450 263,450

Interest income 20,448 2,226

---------- ----------

Total income 856,884 733,937

---------- ----------

Expenses:

Interest on mortgages (Note B) 587,434 464,487

Supervisory services, to

a related party (Note C) 7,845 7,845

Depreciation of building improvements

and equipment 138,308 93,508

Amortization of mortgage

refinancing costs 66,020 66,020

---------- ----------

Total expenses 799,607 631,860

---------- ----------

Net Income $ 57,277 $ 102,077

========== ==========

Earnings per $10,000

participation unit, based

on 700 participation units

outstanding during the period $ 81.82 $ 145.82

========== ==========

Distributions per $10,000

participation unit consisted

of the following:

Income $ 81.82 $ 145.82

Return of capital 291.90 227.90

========== ==========

Total distributions $ 373.72 $ 373.72

========== ==========

At March 31, 2003 and 2002, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets: March 31, 2003 December 31, 2002

Current assets:

Cash $ 198,758 $ 208,106

----------- -----------

Total current assets 198,758 208,106

----------- -----------

Real estate

Land 7,240,000 7,240,000

----------- -----------

Buildings 16,960,000 16,960,000

Less, allowance for depreciation 16,960,000 16,960,000

----------- -----------

-0- -0-

----------- -----------

Building improvements and equipment 22,307,193 21,396,388

Less, allowance for depreciation 2,377,020 2,238,713

----------- -----------

19,930,173 19,157,675

----------- -----------

Total Real Estate 27,170,173 26,397,675

----------- -----------

Other assets

Mortgage refinancing costs 1,361,096 1,361,096

Less, allowance for amortization 942,982 876,961

----------- -----------

418,114 484,135

Cash segregated for payment of

building improvement costs 8,515,549 8,510,100

---------- ----------

Total other assets 8,933,663 8,994,235

---------- ----------

Total assets $36,302,594 $35,600,016

=========== ===========

Liabilities and Members' Deficiency:

Current liabilities:

Due to lessee $ 1,404,177 $ 571,695

Accrued expenses 110,730 110,730

Building improvement costs payable 1,124,617 1,050,193

----------- -----------

Total current liabilities 2,639,524 1,732,618

Long-term debt 40,000,000 40,000,000

----------- ------------

Total liabilities $42,639,524 $41,732,618

------------ ------------

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

March 31, 2003 December 31, 2002

Members' deficiency:

Members' deficiency, January 1, $(6,132,602) $ (5,407,812)

Add, Net income:

January 1, 2003 through March 31, 2003 57,277 -0-

January 1, 2002 through December 31, 2002 -0- 6,557,108

------------ -----------

(6,075,325) 1,149,296

------------ ------------

Less Distributions:

Monthly distributions,

January 1, 2003 through March 31, 2003 261,605 -0-

January 1, 2002 through December 31, 2002 -0- 1,046,420

Distribution on November 29, 2002 -0- 6,235,478

----------- -----------

Total distributions 261,605 7,281,898

----------- -----------

Members' deficiency:

March 31, 2003 (6,336,930) -0-

December 31, 2002 -0- (6,132,602)

----------- -----------

Total liabilities and members'

deficiency:

March 31, 2003 $36,302,594 -0-

December 31, 2002 -0- $35,600,016

=========== ===========

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2003 2002

Cash flows from operating activities:

Net income $ 57,277 $ 102,077

Adjustments to reconcile net income

to net cash provided by operating

activities:

Depreciation of building improvements

and equipment 138,308 93,508

Amortization of mortgage

refinancing costs 66,020 66,020

Accrued expenses -0- 13,362

--------- ---------

Net cash provided by operating

activities 261,605 274,967

---------- ----------

Cash flows from investing activities:

Purchase of building improvements,

including improvements in progress -0- (1,568,769)

Cash segregated for payment of

building improvement costs (5,449) -0-

---------- ----------

Net cash used in investing activities (5,449) (1,568,769)

---------- ----------

Cash flows from financing activities:

Cash distributions (261,605) (261,605)

Change in amounts due to lessee (3,899) 273,987

--------- ----------

Net cash provided by (used in)

financing activities (265,504) 12,382

--------- ----------

Net decrease

in cash (9,348) (1,281,420)

Cash, beginning of period 208,106 1,950,750

----------- ----------

Cash, end of period $ 198,758 $ 669,330

=========== ==========

Cash paid for:

Interest $ 587,434 $ 451,125

=========== ==========

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2003 2002

Supplemental disclosure of

noncash investing and financing

activities:

Short-term debt owed to lessee

and others incurred for purchase

of building improvements $ 910,805 $ -0-

========== =========

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2003, its results of operations and cash flows for the three months ended March 31, 2003 and 2002, and its changes in Members' deficiency for the three months ended March 31, 2003. Information included in the condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2002 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. (There is one additional 25-year term which, if exercised, will extend the Lease until September 30, 2033.) Lessee is a limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family. Six of the seven members in Registrant are at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee (the "Supervisor"). See Note C of this Item 1.

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

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment ("Additional Fee"). At March 31, 2003, the Participants' remaining cash investment was $7,000,000. Supervisor receives $7,380 a year as an advance against the Additional Fee, which Registrant expenses each month.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the three month period ended March 31, 2003 by Registrant to any of the Members as such.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 2003, Peter L. Malkin owned an interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each of the seven Members who hold senior positions at Supervisor (which supervises Registrant and Lessee), by reason of his position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of March 31, 2003, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

In addition, as of March 31, 2003, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Financial Condition and Results of Operations.

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe", "expect",

"anticipate", "intend", "plan", "estimate" or words of similar meaning.

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

Registrant does not pay dividends. During the three month period ended March 31, 2003, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 29, 2002, Registrant made an additional distribution of $8,908 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and fees to convert Registrant to a limited liability company. See Notes B and C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total income increased for the three month period ended March 31, 2003, as compared with the three month period ended March 31, 2002. Such increase is the result of an increase in basic rent income to cover an increase in debt service payable by Registrant and an increase in interest income for the period ended March 31, 2003 as compared with the period ended March 31, 2002.

Total expenses increased for the three month period ended March 31, 2003, as compared with the three month period ended March 31, 2002. Such increase is the result of an increase in interest on the mortgage paid by Registrant and an increase in depreciation in the period ended March 31, 2003 as compared with the period ended March 31, 2002.

Liquidity and Capital Resources

Registrant's liquidity has increased significantly due to second mortgage proceeds at March 31, 2003, as compared with March 31, 2002. Costs relating to the improvement program are funded from proceeds of a second mortgage of $27,979,186, of which all has been drawn down at March 31, 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Inflation

Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2002.

Item 4. Evaluation of Disclosure Controls and Internal Control Procedures.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The property of Registrant is the subject of the following material pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were affirmed by a ruling of the Appellate Division, the New York Court of Appeals declined to review such ruling, and further application for review is under consideration.

At its May 20, 2002 special meeting, Lessee approved by the requisite vote the removal of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG and Newmark Realty). On May 21, 2002, Peter L. Malkin and Wien & Malkin LLP filed a court application to confirm the vote and to set the final date for Helmsley-Spear, Inc's. termination. Helmsley-Spear, Inc. filed objections. On September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. On September 27, 2002, Helmsley-Spear, Inc. moved in the Appellate Division to stay the court's ruling pending an appeal. On October 31, 2002, the court denied Helmsley-Spear, Inc.'s application for a stay. In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled

$ 265,847 to date (including fees of $75,000 plus disbursements of $1,816 to Wien & Malkin LLP).

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

Dated: May 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Dated: May 20, 2003

__________________________

* Mr. Katzman supervises accounting functions for Registrant.

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

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

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

EXHIBIT INDEX

(cont.)

Number Document Page*

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

  the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 20, 2003

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

The undersigned, Stanley Katzman, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 60 East 42nd St. Associates L.L.C.("Registrant"), to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 20, 2003

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