Form 10-Q
period 2003-06-30
60 EAST 42ND STREET ASSOCIATES
filed 2003-08-19
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months For the Six Months Ended June 30, Ended June 30,

2003 2002 2003 2002

Income:
Basic rent, from a related party (Note B)	$ 578,716	$ 471,992	$1,151,702	940,253
Additional rent, from a related party (Note B)	263,450	263,450	526,900	526,900
Interest Income	18,290	731	38,738	2,957
Total income	$ 860,456	$ 736,173	$1,717,340	$1,470,110
Expenses:
Interest on mortgages( Note B )	$ 591,006	$ 466,723	$1,178,440	$ 931,210
Supervisory services, to a related party (Note C)	7,845	7,845	15,690	15,690
Depreciation of building improvements and equipment	134,959	119,152	273,266	212,660
Amortization of mortgage refinancing costs	66,020	66,020	132,040	132,040
Miscellaneous	350	325	350	325
Total expenses	$ 800,180	$ 660,065	1,599,786	$1,291,925
Net Income	$ 60,276	$ 76,108	$ 117,554	$ 178,185
Earnings per $10,000 participation unit, based on 700 participation units outstanding during the period	$ 86.11	$ 108.73	$ 167.93	$ 254.55
Distributions per $10,000 participation unit consisted of the following: Income Return of Capital Total distributions	$ 86.11 287.61 $ 373.72	$ 108.73 264.99 $ 373.72	$ 167.93 579.51 $ 747.44	$ 254.55 492.89 $ 747.44

At June 30, 2003 and 2002, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets	June 30, 2003	December 31, 2002
Current assets:
Cash	$211,357	$ 208,106
Total current assets	211,357	208,106

Real estate
Land	7,240,000	7,240,000
Buildings	16,960,000	16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	-0-	-0-
Building improvements and equipment	22,513,715	21,396,388
Less, accumulated depreciation	2,511,980	2,238,713
	20,001,735	19,157,675
Total real estate	27,241,735	26,397,675

Other assets
Mortgage refinancing costs	1,361,096	1,361,096
Less, accumulated amortization	1,009,001	876,961
	352,095	484,135
Cash segregated for payment of building improvement costs	8,533,839	8,510,100

Total other assets	8,885,934	8,994,235
Total assets	$36,339,026	$35,600,016
Liabilities and Members' Deficiency:
Current liabilities:
Due to lessee	$2,352,731	$571,695
Accrued expenses	107,158	110,730
Building improvement costs payable	417,395	1,050,193
Total current liabilities	2,877,284	1,732,618
Long-term debt	40,000,000	40,000,000
Total liabilities	$42,877,284	$41,732,618

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

	June 30, 2003	December 31, 2002
Members'deficiency:
Members'deficiency, January 1,	$(6,132,602)	$(5,407,812)
Add, Net income:
January 1, 2003 through June 30, 2003	117,554	-0-
January 1, 2002 through December 31, 2002	-0-	6,557,108
	(6,015,048)	1,149,296
Less Distributions:
Monthly Distributions
January 1, 2003 through June 30, 2003	523,210	-0-
January 1, 2002 through December 31, 2002	-0-	1,046,420
Additional distribution on November 29, 2002	-0-	6,235,478
Total distributions	523,210	7,281,898
Members' deficiency:
June 30, 2003	(6,538,258)	-0-
December 31, 2002	-0-	(6,132,602)
Total liabilities and members' deficiency:
June 30, 2003	$36,339,026
December 31, 2002		$ 35,600,016

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2003 January 1, 2002

through through

June 30, 2003 June 30, 2002

Cash flows from operating activities:
Net income	$ 117,554	$ 178,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	273,266	212,660
Amortization of mortgage refinancing costs	132,040	132,040
Change in due to lessee	0	12,833
Accrued expenses	(3,572)	2,022,838
Net cash provided by operating activities	519,288	2,558,556
Cash flows from investing activities:
Purchase of building improvements, including improvements in progress	-0-	(6,361,990)
Cash segregated for payment of building improvement costs	(23,739)	-0-
Net cash used in investing activities	(23,739)	(6,361,990)
Cash flows from financing activities:
Cash distributions	(523,210)	(523,210)
Change in amounts due to lessee	30,912	2,744,060
Net cash provided by (used in) financing activities	(492,298)	2,220,850
Net increase (decrease) in cash	3,251	(1,582,584)
Cash, beginning of period	208,106	1,950,750
Cash, end of period	$ 211,357	$ 368,166
Cash paid for:
Interest	$1,182,012	$ 920,056

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,
	2003	2002
Supplemental disclosure of noncash investing and financing activities:
Short-term debt owed to lessee and others incurred for purchase of building improvements	$ 1,117,327	$-0-

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2003, its results of operations and cash flows for the six months and three months ended June 30, 2003 and 2002. Information included in the condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2002 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was closed on March 9, 2000, and as of September 30, 2002 all proceeds have been advanced. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances of $7,000,000 made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 in the amount of $20,979,186 are now at the fixed interest rate of 3.39% commencing with the November 2002 payment. Maturity is October 31, 2004.

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

Note C Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment ("Additional Fee"). At June 30, 2003, the Participants' remaining cash investment was $7,000,000. Supervisor receives $7,380 a year as an advance against the Additional Fee, which Registrant expenses each month.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the six month period ended June 30, 2003 by Registrant to any of the Members as such.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 2003, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each of the seven Members who hold senior positions at Supervisor (which supervises Registrant and Lessee), by reason of his position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of June 30, 2003, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

In addition, as of June 30, 2003, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Financial Condition and Results of Operations.

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe", "expect","anticipate", "intend", "plan", "estimate" or words of similar meaning.

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

Financial Condition and Results of Operations

As stated in Note B, Registrant was organized solely for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent additional amounts for supervisory services and then to distribute the balance of such Additional Rent and Further Additional Rent to the Participants. Under the Lease, Lessee has assumed sole responsibility for the operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the six month period ended June 30, 2003, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no legal restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 29, 2002, Registrant made an additional distribution of $8,907.83 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and fees to convert Registrant to a limited liability company. See Notes B and C.

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

Total income increased for the six month period ended June 30, 2003, as compared with the six month period ended June 30, 2002. Such increase is the result of an increase in Basic Rent income to cover an increase in debt service payable by Registrant and an increase in interest income for the period ended June 30, 2003 as compared with the period ended June 30, 2002.

Total expenses increased for the six month period ended June 30, 2003, as compared with the six month period ended June 30, 2002. Such increase is the result of an increase in interest on the mortgage and miscellaneous expenses paid by Registrant and an increase in depreciation in the period ended June 30, 2003 as compared with the period ended June 30, 2002.

Liquidity and Capital Resources

Registrant's liquidity has not changed significantly at June 30, 2003, as compared with June 30, 2002. Costs relating to the improvement program are funded from proceeds of a second mortgage of $27,979,186, of which all has been drawn down at June 30, 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

No amortization payments are due under the Mortgages to satisfy fully the outstanding principal balance at maturity, and Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expense of the Property.

Inflation

Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2002.

Item 4. Evaluation of Disclosure Controls and Internal Control Procedures.

    Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period have concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to them by others within those entities.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. Wien & Malkin LLP and Peter L. Malkin have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of Registrant's property in which Wien & Malkin and Peter L. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Peter L. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Peter L. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by investors or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the members in Lessee to vote to terminate Helmsley-Spear, without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were affirmed by the Appellate Division, the New York Court of Appeals declined to review such ruling, and Wien & Malkin's application for further review has been filed.

In January 1998, Irving Schneider, who is on of the controlling principals of Helmsley-Spear and has no record or beneficial interest in the Lessee, brought litigation against Lessee's supervisor, Wien & Malkin and member, Mr. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending these claims.

At Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG and Newmark Realty), including payment by Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and implementation of the new program. On May 21, 2002, the proponets of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear, Inc's. termination. Helmsley-Spear, Inc. filed objections, and on September 10, 2002, the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect and orderly transition and departure within 60 days.

Helmsley-Spear, Inc.'s September 27, 2002 motion in the Appellate Division to stay the court's ruling pending an appeal was denied on October 31, 2002. Helmsley-Spear, Inc.'s appeal was rejected by the Appellate Division in its February 20, 2003 decision, which affirmed the court's confirmation of the votes and Helmsley-Spear, Inc.'s termination. In August 2003, the Appellate Division granted Helmsley-Spear, Inc.'s application for rehearing and issued a new opinion confirming the termination of Helmsley-Spear, Inc. at the Property. Since November 20, 2002, Helmsley-Spear, Inc. has not been the managing and leasing agent and has been replaced by Newmark Realty. Helmsley-Spear, Inc. continues to pursue its appeal.

In accord with Lessee's approval, expenses for the preparation of the solicitation statement, the solicitation of votes and the implementation of the new program are being paid by the Lessee. Such payments have totaled $269,051 to date (including fees of 75,000 plus disbursements of $1,824 to Wien & Malkin LLP).

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

Dated: August 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Dated: August 19, 2003

_____________________________________________________________________________

* Mr. Katzman supervises accounting functions for Registrant.

Exhibit 31.1

CERTIFICATIONS

I, Stanley Katzman, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of 60 East 42nd St. Associates L.L.C.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 19, 2003

By /s/ Stanley Katzman

Name: Stanley Katzman

Title: Member of Wien & Malkin LLP, Supervisor of 60 East 42nd St. Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS

I, Stanley Katzman, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of 60 East 42nd St. Associates L.L.C.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 19, 2003

By /s/ Stanley Katzman

Name: Stanley Katzman

Title: Senior Member of Financial/Accounting Staff of Wien & Malkin LLP, Supervisor of 60 East 42nd St. Associates L.L.C.

EXHIBIT INDEX
Number	Document	Page*
3 (a)

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

3 (b)

Amended Business Certificate of Registrant filed with the Clerk of New York County on November 28, 1997, reflecting a change in the Partners of Registrant, was filed as Exhibit 3(b) to Registrant's 10-Q for the quarter ended March 31, 1998, and is incorporated by reference as an exhibit hereto.

3 (c)	Registrant's Consent and Operating Agreement dated as of November 28, 2001
3 (d)	Certificate of Conversion of Registrant to a limited liability company dated November 28, 2001 filed with the New York Secretary of State on December 3, 2001.
13 (a)

Letter to Participants dated March 14, 2003 and supplementary financial reports for the fiscal year ended December 31, 2002. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Powers of Attorney dated March 18, 1998, March 20, 1998 and May 14, 1998 between the Partners of Registrant and Stanley Katzman and Richard A. Shapiro which were filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998 and is incorporated by reference as an exhibit hereto.

Number	EXHIBIT INDEX (cont.) Document	Page*
24

Powers of Attorney dated March 18, 1998, March 20, 1998 and May 14, 1998 between Partners of Registrant and Stanley Katzman and Richard A. Shapiro which were filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998 and is incorporated by reference as an exhibit hereto.

31.1	Certification of Stanley Katzman, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Stanley Katzman, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Stanley Katzman, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Stanley Katzman, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________________________________

* Page references are based on sequential numbering system.

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Stanley Katzman, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor* of 60 East 42nd St. Associates L.L.C. ("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 19, 2003

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

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Stanley Katzman, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 60 East 42nd St. Associates L.L.C.("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 19, 2003

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