Form 10-Q
period 2003-09-30
60 EAST 42ND STREET ASSOCIATES
filed 2003-12-02
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months For the Nine Months Ended September 30, Ended September 30,

2003 2002 2003 2002

Income:
Basic rent, from a related party (Note B)	$ 583,431	$ 542,095	$1,735,133	$1,482,348
Additional rent, from a related party (Note B)	263,450	263,450	790,350	790,350
Further additonal rent from a related party (Note B)	6,499,996	6,944,789	6,499,996	6,944,789
Interest Income	17,147	25,906	55,885	28,863
Total income	$ 7,364,024	$7,776,240	$9,081,364	$9,246,350

Expenses:
Interest on mortgages( Note B)	$ 594,578	$ 561,821	$1,773,018	$1,493,031
Supervisory services, to a related party (Note C)	637,775	700,676	653,465	716,366
Fees, to a related party	0	1,892	0	1,892
Depreciation of building improvements and equipment	138,428	131,586	411,694	344,245
Amortization of mortgage refinancing costs	66,020	66,021	198,061	198,061
Miscellaneous	0	0	350	325
Total expenses	$1,436,801	$1,461,996	$3,036,588	$2,753,920
Net Income	$ 5,927,223	$6,314,244	$6,044,776	$6,492,430
Earnings per $10,000 participation unit, based on 700 participation units outstanding during the period	$ 8,467.46	$ 9,020.35	$ 8,635.39	$ 9,274.90
Distributions per $10,000 participation unit consisted of the following: Income Total distributions	$ 373.72 $ 373.72	$ 373.72 $ 373.72	$ 1,121.16 $ 1,121.16	$ 1,121.16 $ 1,121.16

At September 30, 2003 and 2002, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash	$ 194,069	$ 208,106
Further additional rent due from lessee, a related party (Note B)	6,499,996	0
Receivable from participants re: NYS estimated tax	137,458	0
Total current assets	6,831,523	208,106

Real estate
Land	7,240,000	7,240,000
Buildings	16,960,000	16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	-0-
Building improvements and equipment	22,771,631	21,396,388
Less, accumulated depreciation	2,650,407	2,238,713
	20,121,224	19,157,675
Total Real Estate	27,361,224	26,397,675

Other assets
Mortgage refinancing costs	1,361,096	1,361,096
Less, accumulated amortization	1,075,022	876,961
	286,074	484,135
Cash segregated for payment of building improvement costs	8,378,528	8,510,100
Total other assets	8,664,602	8,994,235
Total assets	$ 42,857,349	$35,600,016

Liabilities and Members' Deficiency:
Current liabilities:
Accrued supervisory fees, to a related party	$ 629,930	$ 0
Due to lessee	2,635,232	571,695
Accrued expenses	107,158	110,730
Building improvement costs payable	357,670	1,050,193
Total current liabilities	3,729,990	1,732,618
Long-term debt	40,000,000	40,000,000
Total liabilities	$ 43,729,990	$41,732,618

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

	September 30, 2003	December 31, 2002
Members' deficiency:
Members'deficiency, January 1,	$(6,132,602)	$(5,407,812)
Add, Net income:
January 1, 2003 through September 30, 2003	6,044,776	0
January 1, 2002 through December 31, 2002	0	6,557,108
	(87,826)	1,149,296
Less Distributions:
Monthly distributions
January 1, 2003 through September 30, 2003	784,815	0
January 1, 2002 through December 31, 2002	0	1,046,420
Additional distribution on November 29, 2002	0	6,235,478
Total distributions	784,815	7,281,898
Members' deficiency:
September 30, 2003	(872,641)	0
December 31, 2002		(6,132,602)
Total liabilities and members' deficiency:
September 30, 2003	$ 42,857,349	0
December 31, 2002		$35,600,016

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2003 January 1, 2002

through through

September 30, 2003 September 30, 2002

Cash flows from operating activities:
Net income	$ 6,044,776	$6,492,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	411,694	344,245
Amortization of mortgage refinancing costs	198,061	198,061
Change in additional rent due from lessee	(6,499,996)	(6,944,789)
Change in rent receivable due from lessee	0	(33,269)
Accrued supervisory fees	629,930	692,831
Accrued expenses	(3,572)	72,424

Net cash provided by operating activities	780,893	821,933

Cash flows from investing activities:
Purchase of building improvements, including improvements in progress	0	(5,894,452)
Cash segregated for payment of building improvement costs	131,572	(12,790,765)
Change in receivable from participants	(137,458)	0

Net cash used in investing activities	(5,886)	(18,685,217)

Cash flows from financing activities:
Cash distributions	(784,815)	(784,815)
Change in amounts due to lessee	(4,229)	2,023,775
Proceeds from second mortgage	0	14,979,186

Net cash provided by (used in) financing activities	(789,044)	16,218,146

Net decrease in cash	(14,037)	(1,645,138)
Cash, beginning of period	208,106	1,950,750
Cash, end of period	$ 194,069	$305,612

Cash paid for:
Interest	$1,776,590	$1,420,606

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,
	2003	2002
Supplemental disclosure of noncash investing and financing activities:
Building improvements purchased by means of a financing agreement with the lessee:	$1,375,243	$1,038,132

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2003, its results of operations for the nine months and three months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002, and its changes in members' deficiency for the nine months ended September 30, 2003. Information included in the condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2002 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The Lease has one additional 25-year term which, if exercised by lessee, will extend the Lease until September 30, 2033. In 1999, the participants in Registrant and the partners in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $28,000,000 and expected to take two to three years to complete. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, an extension of the lease for an additional 50 years to 2083.

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

(ii) (A) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the lease year ending September 30 or (y) $1,053,800 and (B) further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

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

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2003 was $6,499,996. After deducting a reserve of $200,000 for advances of New York State estimated tax paid on behalf of non-resident individual participants, $700 annual New York State limited liability company filing fees and $629,930 incurred to Supervisor as an additional payment for supervisory services, the balance of $5,669,366 will be distributed to the Participants on November 30, 2003.

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

A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was closed on March 9, 2000 and as of September 30, 2003 all proceeds had been advanced. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances of $7,000,000 made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 in the amount of $20,979,186 are now at the fixed interest rate of 3.39% commencing with the November 2002 payment. Maturity is October 31, 2004.

During the prepayment period, Registrant has the option to prepay the second mortgage note in whole only, on the first day of any month upon (i) prior written notice given by prepaid registered or certified mail at least sixty (60) days prior to the date fixed for prepayment and (ii) the payment of the prepayment premium plus accrued interest. There shall be no prepayment premium after October 1, 2004 to and including the maturity date.

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment ("Additional Fee"). At September 30, 2003, the Participants' remaining cash investment was $7,000,000. Supervisor receives $7,380 a year as an advance against the Additional Fee, which Registrant expenses each month.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the nine month period ended September 30, 2003 by Registrant to any of the Members as such. For the lease year ended September 30, 2003, Registrant incurred $629,630 as an additional payment for services performed by Supervisor.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 2003, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each of the seven Members who hold senior positions at Supervisor (which supervises Registrant and Lessee), by reason of his position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of September 30, 2003, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

In addition, as of September 30, 2003, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Registrant does not pay dividends. During the nine month period ended September 30, 2003, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2003, Registrant will make an additional distribution of $8,099.09 for each $10,000 participation. Such distribution represents Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and reserves for New York State non-resident taxes and state fees. See Notes B and C.

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

Total income decreased for the nine-month period ended September 30, 2003, as compared with the nine-month period ended September 30, 2002. Such decrease is the net result of an increase in Basic Rent income to cover an increase in debt service, a decrease in Further Additional Rent income received by Registrant and an increase in interest income for the period ended September 30, 2003 as compared with the period ended September 30, 2002.

Total expenses increased for the nine-month period ended September 30, 2003, as compared with the nine-month period ended September 30, 2002. Such increase is mainly the net result of an increase in interest on the mortgage paid by Registrant, an increase in depreciation and a decrease in the additional supervisory fee in the period ended September 30, 2003 as compared with the period ended September 30, 2002.

Liquidity and Capital Resources

Registrant's liquidity has not changed significantly at September 30, 2003, as compared with September 30, 2002. Costs relating to the improvement program are funded from proceeds of a second mortgage of $27,979,186, of which all has been drawn down at September 30, 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The property of Registrant is the subject of the following material pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgement of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

At its May 20, 2002 special meeting, Lessee approved by the requisite vote the removal of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG and Newmark Realty). On May 21, 2002, Peter L. Malkin and Wien & Malkin LLP filed a court application to confirm the vote and to set the final date for Helmsley-Spear, Inc's. termination. Helmsley-Spear, Inc. filed objections. On September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. On September 27, 2002, Helmsley-Spear, Inc. moved in the Appellate Division to stay the court's ruling pending an appeal. On October 31, 2002, the court denied Helmsley-Spear, Inc.'s application for a stay. In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled $ 272,909 to date (including fees of $75,000 plus disbursements of $1,824 to Wien & Malkin LLP).

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

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: December 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: December 2, 2003

_____________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

Exhibit 31.1

CERTIFICATIONS

I, Mark Labell, certify that:

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: December 2, 2003

By /s/ Mark Labell

Name: Mark Labell

Title: Member of Wien & Malkin LLP, Supervisor of 60 East 42nd St. Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: December 2, 2003

By /s/ Mark Labell

Name: Mark Labell

Title:Senior Member of Financial/Accounting Staff of Wien & Malkin LLP, Supervisor of 60 East 42nd St. Associates L.L.C.

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
13 (a) Exchange Act of 1934

Letter to Participants dated March 14, 2003 and supplementary financial reports for the fiscal year ended December 31, 2002. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Powers of Attorney dated March 18, 1998, March 20,1998and May 14, 1998 between the Partners of Registrant and Stanley Katzman and Richard A. Shapiro which were filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998 and is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

Number	Document	Page*
24

Powers of Attorney dated October 9, 2003, October 10, 2003, October 14, 2003, October 22, 2003, October 23, 2003 and October 29, 2003 between Partners of Registrant and Mark Labell which is filed as Exhibit 24 to Registrant's 10-Q for the quarter ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________________________________

* Page references are based on sequential numbering system.

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor* of 60 East 42nd St. Associates L.L.C. ("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 2, 2003

By /s/ Mark Labell

Mark Labell

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

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

    The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 60 East 42nd St. Associates L.L.C.("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 2, 2003

By /s/ Mark Labell

Mark Labell

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