Form 10-K
period 2003-12-31
60 EAST 42ND STREET ASSOCIATES
filed 2004-04-19
CIK 90794

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

PART I

Item 1. Business.

(a) General

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Jack K. Feirman, Mark Labell, and Fred C. Posniak (individually, a "Member" and, collectively, the "Members"), each of whom also acts as an agent for holders of participations in the Registrant ( individually, a "Participant" and, collectively, "Participants"). Registrant leases the Property to Lincoln Building Associates L.L.C.("Lessee") under a long-term net operating lease (the "Lease") the current term of which expires on September 30, 2008. The Lease has one additional 25-year renewal term which, if exercised, will extend the Lease until September 30, 2033. See Item 2 below in connection with the granting of additional lease extensions.

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

As of December 31, 2003, the Building was approximately 87.5% occupied by approximately 540 tenants who engage principally in the practice of law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

(b) The Mortgages

A first mortgage loan on the Property was closed on October 6, 1994 (the "Mortgage Loan"). The material terms of the Mortgage Loan are as follows:

    A principal amount of $12,020,814;

    Annual charges of $1,063,842, payable in equal monthly installments of $88,654, representing interest only at the rate of 8.85% per annum;

    A term of ten years; and

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

(v) A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was closed on March 8, 2000 and all proceeds have been advanced as of December 31, 2003. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances of $7,000,000 made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 in the amount of $20,979,186 are now at the fixed interest rate of 3.39% commencing with the November 2002 payment. Maturity is October 31, 2004.

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

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2003 was $6,499,996. After deducting a reserve of $200,000 for advances of New York State estimated tax paid on behalf of non-resident individual participants, $700 annual New York State limited liability company filing fees and payment of $629,930 to Supervisor as an additional payment for supervisory services, the balance of $5,669,366 was distributed to the Participants on November 30, 2003.

If the Mortgage is modified, the Basic Rent shall be equal to the Wien & Malkin LLP annual supervisory fee of $24,000 plus an amount equal to the annual debt service payments under the refinanced mortgage ( not including any balloon principal payment due at maturity).

(d) Competition

Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $34.18 per square foot (exclusive of electricity charges and escalation) and current deals range from $33 to $45.

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

Item 2. Property.

Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by Mortgage Loans with unpaid principal balances of $40,000,000 at December 31, 2003. For a description of the terms of the Mortgage Loans, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.

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

Item 3. Legal Proceedings.

The property of Registrant is the subject of the following material pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

At its May 20, 2002 special meeting, Lessee approved by the requisite vote the removal of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, CB Richard Ellis and Newmark Realty). On May 21, 2002, Peter L. Malkin and Wien & Malkin LLP filed a court application to confirm the vote and to set the final date for Helmsley-Spear, Inc's. termination. Helmsley-Spear, Inc. filed objections. On September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. On September 27, 2002, Helmsley-Spear, Inc. moved in the Appellate Division to stay the court's ruling pending an appeal. On October 31, 2002, the court denied Helmsley-Spear, Inc.'s application for a stay. Helmsley-Spear's appeal was rejected by the Appellate Division in its February 20, 2003 decision, which affirmed the court's confirmation of the votes and Helmsley-Spear's termination. In August 2003, the Appellate Division granted Helmsley-Spear's application for rehearing and issued a new opinion confirming the termination of Helmsley-Spear at the property. In January 2004, the Appellate Division denied Helmsley-Spear's application for further rehearing. Since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by Cushman and Wakefield. As of March 26, 2004, time for Helmsley-Spear's appeal expired without any filing by Helmsley-Spear, so that the Appellate Court's confirmation of the May 20, 2002 votes to replace Helmsley-Spear is now final. In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled $ 278,094 through December 31, 2003 (including fees of $75,000 plus disbursements of $1,824 to Wien & Malkin LLP).

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

(a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2003, Registrant was advised of 53 transfers of Participations. In twelve instances, the indicated purchase price was equal to 5.6 times the face amount of the Participation transferred, i.e., $56,100 for a $10,000 participation. In two instances, the indicated purchase price was equal to 3.5 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to two times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b) As of December 31, 2003, there were 777 holders of Participations of record.

(c) Registrant does not pay dividends. During each of the years ended December 31, 2003 and 2002, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. On November 30, 2003 and November 29, 2002, Registrant made additional distributions for each $10,000 Participation of $8,099.09 and $8,907.83, respectively. Such distributions represents Further Additional Rent payable by Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and fees to convert Registrant to a limited liability company. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

Item 6.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

SELECTED FINANCIAL DATA

Year ended December 31

	2003	2002	2001	2000	1999

Basic rent income	$ 2,317,049	$ 2,043,396	$ 1,545,186	$ 1,194,968	$1,087,842

Advance of additional rent income.	1,053,800	1,053,800	1,053,800	1,053,800	1,053,800

Further additional rent income	6,499,996	6,944,789	8,057,690	6,173,375	3,091,366

Interest income and dividend	74,863	68,212	142,019	92,422	- 0 -

Total revenues	$ 9,945,708	$10,110,197	$10,798,695	$ 8,514,565	$5,233,008

Net income	$ 6,091,606	$ 6,557,108	$ 7,814,714	$ 6,296,724	$3,758,620

Earnings per $10,000 participation unit, based on 700 participation units outstanding during the year	$ 8,702	$ 9,367	$ 11,164	$ 8,995	$ 5,369

Total assets	$34,877,868	$35,600,016	$22,040,811	$17,435,023	$8,510,184

Long-term obligations	None	$40,000,000	$25,020,814	$19,020,814	$12,020,814

Distributions per $10,000 participation unit, based on 700 participation units outstanding during the year:
Income	$ 8,702	$ 9,367	$11,164	$8,995	$5,369

Return of capital	892	1,036	691	437	100

Total distributions	$ 9,594	$10,403	$11,855	$9,432	$5,469

Item 7.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

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

Item 7.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS (Continued)

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Statement of Income Data:
Basic rent income	$572,986	$578,716	$ 583,431	$581,916
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	6,499,996	-
Interest and dividend income	20,448	18,290	17,147	18,978
Total revenues	856,884	860,456	7,364,024	864,344

Interest on mortgages	587,434	591,006	594,578	594,578
Supervisory services	7,845	7,845	637,775	7,845
Amortization of mortgage refinancing costs	66,020	66,020	66,020	66,021
Depreciation of building improvements and equipment Professional fees	138,308 -	134,959 350	138,428 -	139,570 9,500
Total expenses	799,607	800,180	1,436,801	817,514

Net income	$ 57,277	$ 60,276	$5,927,223	$ 46,830
Earnings per $10,000 participation unit, based on 700 participation units outstanding during each period	$ 82	$ 86	$ 8,467	$ 67

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission ("SEC") issued disclosure guidance for "Critical Accounting Policies". The SEC defines Critical Accounting guidance for Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to our financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method determined by Registrant's management. While we believe our discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

Revenue Recognition: Basic rent and additional rent, which is based on the lessee's annual net income as defined in the lease, are recognized when earned. Before Registrant can recognize revenue, it is required to assess, among other things, its collectibility. If we incorrectly determine the collectability of revenue, our net income and assets could be overstated.

Financial Condition and Results of Operations

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

The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 2003:

(a) Total income decreased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. Such decrease is the net result of an increased amount of basic rent income and dividend and interest income and a decreased amount of Further Additional Rent received by Registrant in 2003. Total income decreased for the year ended December 31, 2002 as compared with the year ended December 31, 2001. Such decrease is the net result of an increased amount of basic rent income and a decreased amount of interest income and Further Additional Rent received by the Registrant in 2002. See Note 4 of the Notes.

(b) Total expenses increased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. Such increase is the net result of an increase in mortgage interest and depreciation of assets and a decrease in the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 2003. Total expenses increased for the year ended December 31, 2002 as compared with the year ended December 31, 2001. Such increase is the net result of an increase in mortgage interest and depreciation of assets and a decrease in the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 2002.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market.

Liquidity and Capital Resources

Registrant's liquidity has decreased at December 31, 2003 as compared to December 31, 2002, due to payments for the capital improvement program and the current maturities of the mortgages on October 31, 2004. Costs relating to the improvement program are funded from proceeds of a second mortgage of $27,979,186, of which all has been drawn down at December 31, 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

The mortgages are due on October 31, 2004. Registrant has not maintained any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgages will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the mortgage balance at maturity.

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

Item 9. Disagreement on Accounting and Financial Disclosure.

Not applicable.

Item 9a. Controls and Procedures.

  Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period have concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to them by others within those entities on a timely basis.

  Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Member. The table below sets forth as to each Member as of December 31, 2003 the following: name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Member:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	70	Father of Anthony E. Malkin and Scott D. Malkin	Real Estate Supervision	Senior Partner and Chairman Wien & Malkin LLP	1970
Anthony E. Malkin	41	Son of Peter L. Malkin, brother of Scott D. Malkin	Real Estate Supervision and Management	Senior Director of Supervisory Services of Wien & Malkin LLP and President of W&M Properties, L.L.C.	1997
Scott D. Malkin	45	Son of Peter L. Malkin, brother of Anthony E. Malkin	Chairman and CEO of real estate development company	CEO of S.D. Malkin Properties, Inc.	1997
Mark Labell	51	None	Real Estate Supervision	Partner Wien & Malkin LLP	1998
Thomas N. Keltner, Jr.	57	None	Real Estate Supervision	Partner Wien & Malkin LLP	1996
Jack K. Feirman	58	None	Real Estate Supervision	Partner Wien & Malkin LLP	1998
Fred C. Posniak	58	None	Real Estate Supervision	Leasing Director W&M Properties, L.L.C.	2001

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

Peter L. Malkin is a member in 250 West 57th St. Associates L.L.C. and a member in Empire State Building Associates L.L.C..

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

No remuneration was paid during the current fiscal year ended December 31, 2003 by Registrant to any of the Members as such. Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing an annual return of 14% on the Participants' remaining cash investment in Registrant (which remaining cash investment, at December 31, 2003, was equal to the Participant's original cash investment of $7,000,000). Pursuant to such fee arrangements, Registrant paid Supervisor a total of $653,930 (consisting of $24,000 as an annual basic payment for supervisory services and $629,930 as an additional payment for supervisory services) during the fiscal year ended December 31, 2003. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

Item 12. Security Ownership of Certain Beneficial Owners

and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2003, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2003, the Member (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Benefical Owners	Amount of Beneficial Ownership	Percent of Class
Participations	Anthony E. Malkin 60 East 42nd Street New York, N.Y. 10165	$25,833.37%
	Scott D. Malkin. 27 Hereford Square SW7 4NB London, England	$33,334.476%
	Thomas N. Keltner, Jr. 60 East 42nd Street New York, N.Y. 10165	$2,500.036%

At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $145,714 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

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

See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 2003, Mr. Peter Malkin owned a member interest in Lessee. The respective interests, if any, of the members in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Mr. Peter Malkin, his individual ownership of a member interest in Lessee. The members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each of the six members who hold senior positions at Supervisor, by reason of his interests in Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

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

(c) Not applicable.

(d) Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLP, the Agent of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2003 and December 31, 2002 were as follows:

Fee Category 2003 2002

Audit Fees $18,350 $17,750

Audit-Related Fees 12,500 13,775

Tax Fees 4,000 4,000

All Other Fees 450 450

Total Fees $35,300 $35,975

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements and are not reported under "Audit Fees." In 2003, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

All Other Fees. In 2003 and 2002, these services include filing of Federal tax returns electronically.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee as such. Registrant's policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants. These services may include audit services, audit related services, tax services and other services. For audit services, the independent auditor provides an engagement letter in advance of the services provided, outlining the scope of the audit and related audit fees. If agreed to by Registrant, this engagement letter is formally accepted by Registrant.

For all services, Registrant's senior management submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor can provide from time-to-time during the year. All fee proposals for those non-audit services must be approved in advance in writing by the Chief Financial Officer of Registrant. The Agents of Registrant will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

PART IV

Item 154. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements:

Independent Accountant's Report of J. H. Cohn LLP,

dated February 27, 2004.

Balance Sheets at December 31, 2003 and at December 31, 2002 (Exhibit A).

Statements of Income for the fiscal years ended December 31, 2003, 2002 and 2001. (Exhibit B).

Statement of Members' Deficiency for the fiscal year ended December 31, 2003 (Exhibit C-1).

Statement of Members' Deficiency for the fiscal year ended December 31, 2002 (Exhibit C-2).

Statement of Members' Deficiency for the fiscal year ended December 31, 2001 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended December 31, 2003, 2002 and 2001 (Exhibit D).

Notes to Financial Statements for the fiscal years ended December 31, 2003, 2002 and 2001.

(2) Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31, 2003 (Schedule III).

(3) Exhibits: See Exhibit Index.

(b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 9, 2003, October 10, 2003, October 14, 2003, October 22, 2003, October 23, 2003 and October 29, 2003 (the "Power").

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: April 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: April 19, 2004

________________________

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

Date: April 19, 2004

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

Date: April 19, 2004

By /s/ Mark Labell

Name: Mark Labell

Title: Senior: Member of Financial/Accounting Staff of Wien & Malkin LLP, Supervisor of 60 East 42nd St. Associates L.L.C.

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

10 (a)

Deed of Lincoln Building to WLKP Realty Corp., which was filed as Exhibit No. 5 to Registrant's Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(cont'd)

Number	Document	Page*
10 (b)

First Mortgage evidenced by a Modification, Extension & Consolidation Agreement, dated March 31, 1954, between WLKP Realty Corp. and The Prudential Insurance Company of America ("Prudential"), which was filed as Exhibit No. 6 to Registrant's Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10 (c)

Form of Net Lease between Registrant

and Lincoln Building Associates, which

was filed as Exhibit No. 9 to Registrant's Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10 (d)

Deed from Lincoln Building Associates

to Registrant, dated October 1, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 0-2670) as Exhibit No. 10(d) to Registrant's Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference, as an exhibit hereto.

10 (e)

Second Modification of Lease Agreement,

dated January 1, 1977, which was filed by letter dated March 28, 1980 (Commission File No. 0-2670) as Exhibit II under Item 10(b) of Registrant's Form 10-K for the fiscal year ended December 31, 1979, is incorporated by reference as an exhibit hereto.

10 (f)

Third Modification of Lease Agreement,

which was filed by letter dated March 28, 1980 (Commission File No. 0-2670) as Exhibit II under Item 10(b) of Registrant's Form 10-K for the fiscal year ended December 31, 1979, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(cont'd)

Number	Document	Page*
13 (a)

Letter to Participants dated April 15, 2004 and supplementary financial reports for the fiscal year ended December 31, 2003. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Powers of Attorney dated October 9, 2003, October 10, 2003, October 14, 2003, October 22, 2003, October 23, 2003 and October 29, 2003 between the Partners of Registrant and Mark Labell which was filed as Exhibit 24 to

Registrant's 10-Q for the quarter ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

13 (b)

Letter to Participants, dated November 30,

2003 and accompanying financial reports for the lease year ended September 30, 2003. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

24

Powers of Attorney dated October 9, 2003, October 10, 2003, October 14, 2003, October 22, 2003, October 23, 2003 and October 29, 2003 between the Partners of Registrant and Mark Labell which was filed as Exhibit 24 to Registrant's 10-Q for the period ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

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

_______________________

  Page references are based on a sequential numbering system.

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor* of 60 East 42nd St. Associates L.L.C. ("Registrant") to certify that:

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 19, 2004

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 19, 2004

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

[LETTERHEAD OF J.H. COHN LLP]

INDEPENDENT ACCOUNTANTS' REPORT

To the participants in 60 East 42nd St. Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying balance sheets of 60 East 42nd St. Associates L.L.C. as of December 31, 2003 and 2002, and the related statements of income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2003, and the supporting financial statement schedule as contained in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

J.H. Cohn LLP

New York, N. Y.

February 27, 2004

EXHIBIT A

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

BALANCE SHEETS

A S S E T S
December 31,

2003	2002

Current Assets:
Cash and cash equivalents in banks
and a money market fund	$ 446,637	$ 120,904
Cash in distribution account held by Wien & Malkin LLP (Note 10)	87,202	87,202
TOTAL CURRENT ASSETS	533,839	208,106

Real Estate (Notes 2a, 3 and 12):
Land		7,240,000		7,240,000
Buildings	$16,960,000		$16,960,000
Less: Accumulated depreciation	16,960,000	-	16,960,000	-
Building improvements and equipment	23,127,711		21,396,388
Less: Accumulated depreciation	2,789,978	20,337,733	2,238,713	19,157,675
Other Assets:
Cash segregated for payment of building improvement costs.		6,546,242		8,510,100
Mortgage refinancing costs, less accumulated amortization of $1,141,042 in 2003 and $876,961 in 2002 (Note 2b)		220,054		484,135
TOTAL ASSETS		$34,877,868		$35,600,016

LIABILITIES AND MEMBERS' DEFICIENCY
Current Liabilities:
First and second mortgages payable(Note 3)		$40,000,000		-
Due to lessee, a related party (Note 12)		789,874		571,695
Building improvement costs payable		734,042		1,050,193
Accrued expenses		110,734		110,730
TOTAL CURRENT LIABILITIES		41,634,650		1,732,618

Long-term Liabilities:
Bonds, mortgages and similar debt:
First and second mortgages payable (Note 3)	-	40,000,000
TOTAL LIABILITIES	41,634,650	41,732,618
Commitments and contingencies (Notes 11 and 12)
Members' Deficiency (Exhibit C)	(6,756,782)	(6,132,602)
TOTAL LIABILITIES AND MEMBERS' DEFICIENCY	$34,877,868	$35,600,016

See accompanying notes to financial statements.

EXHIBIT B

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF INCOME

Year ended December 31
2003	2002	2001
Revenues:

Rent income, from a related party (Note 4)	$9,870,845	$10,041,985	$10,656,676
Interest and dividend income	74,863	68,212	142,019
TOTAL REVENUES	9,945,708	10,110,197	10,798,695

Expenses:

Interest on mortgages (Note 3)	2,367,596	2,087,608	1,663,205
Supervisory services, to a related party (Note 5)	661,310	724,211	837,149
Amortization of mortgage refinancing costs (Note 2b)	264,081	264,082	264,082
Depreciation of building improvements and equipment (Note 2a)	551,265	458,324	206,254
Professional fees, including amounts paid to a related party (Note 6)	9,850	18,864	13,291

TOTAL EXPENSES	3,854,102	3,553,089	2,983,981

NET INCOME, CARRIED TO MEMBERS' DEFICIENCY (NOTE 9)	$6,091,606	$6,557,108	$7,814,714

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each year	$ 8,702	$ 9,367	$ 11,164

See accompanying notes to financial statements.
EXHIBIT C-1

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY YEAR ENDED DECEMBER 31, 2003

			Members'
Members'			Deficiency
deficiency	Share of		December 31,
January 1, 2003	net income	Distributions	2003

Jack Feirman Group	$(876,086)	$870,230	$ 959,398	$(965,254)

Mark Labell Group	(876,086)	870,229	959,398	(965,255)

Fred Posniak Group	(876,086)	870,230	959,398	(965,254)

Anthony E. Malkin Group	(876,085)	870,229	959,398	(965,254)

Peter L. Malkin Group	(876,086)	870,229	959,398	(965,255)

Scott D. Malkin Group	(876,086)	870,229	959,398	(965,255)

Thomas N. Keltner Jr. Group	(876,087)	870,230	959,398	(965,255)

	$(6,132,602)	$6,091,606	$6,715,786	$(6,756,782)

See accompanying notes to financial statements.

EXHIBIT C-2

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY YEAR ENDED DECEMBER 31, 2002

			Members'
Members'			Deficiency
deficiency	Share of		December 31,
January 1, 2002	net income	Distributions	2002

Jack Feirman Group	$(772,545)	$936,730	$1,040,271	$(876,086)

Mark Labell Group	(772,545)	936,730	1,040,271	(876,086)

Fred Posniak Group	(772,545)	936,730	1,040,272	(876,086)

Anthony E. Malkin Group	(772,544)	936,730	1,040,271	(876,085)

Peter L. Malkin Group	(772,544)	936,729	1,040,271	(876,086)

Scott D. Malkin Group	(772,545)	936,730	1,040,271	(876,086)

Thomas N. Keltner Jr. Group	(772,545)	936,729	1,040,271	(876,087)

	$(5,407,812)	$6,557,108	$7,281,898	$(6,132,602)

See accompanying notes to financial statements.

EXHIBIT C-3

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY YEAR ENDED DECEMBER 31, 2001

			Members'
Members'			Deficiency
deficiency	Share of		December 31,
January 1, 2001	net income	Distributions	2001

Jack Feirman Group	$ (703,455)	$1,116,388	$1,185,478	$(772,545)

Mark Labell Group	(703,455)	1,116,388	1,185,478	(772,545)

Fred Posniak Group (formerly Richard A. Shapiro Group)	(703,455)	1,116,388	1,185,477	(772,544)

Anthony E. Malkin Group	(703,455)	1,116,388	1,185,477	(772,544)

Peter L. Malkin Group	(703,455)	1,116,388	1,185,477	(772,544)

Scott D. Malkin Group	(703,455)	1,116,387	1,185,477	(772,545)

Thomas N. Keltner Jr. Group	(703,455)	1,116,387	1,185,477	(772,545)

	$(4,924,185)	$7,814,714	$8,298,341	$(5,407,812)

See accompanying notes to financial statements.
EXHIBIT D

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF CASH FLOWS
Year ended December 31,
2003	2002	2001
Cash flows from operating activities:
Net income	$ 6,091,606	$ 6,557,108	$ 7,814,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	551,265	458,324	206,254
Amortization of mortgage refinancing costs	264,081	264,082	264,082
Change in accrued expenses	-	55,700	5,542

Net cash provided by operating activities	6,906,952	7,335,214	8,290,592
Cash flows from investing activities:
Purchase of building improvements and equipment	(2,047,470)	(6,463,962)	(9,112,983)
Use of cash segregated for payment of building improvement costs	1,963,858	(8,510,100)	-

Net cash used in investing activities	(83,612)	(14,974,062)	(9,112,983)

Cash flows from financing activities:
Proceeds from second mortgage loan	-	14,979,186	6,000,000
Cash distributions	(6,715,786)	(7,281,898)	(8,298,341)
Change in amounts due to lessee	218,179	(1,801,084)	(916,127)
Net cash provided by (used in) financing activities	(6,497,607)	5,896,204	(3,214,468)

Net change in cash and cash equivalents	325,733	(1,742,644)	(4,036,859)

Cash and cash equivalents, beginning of year	208,106	1,950,750	5,987,609

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 533,839	$ 208,106	$ 1,950,750

Supplemental disclosure of cash flow information:	2003	2002	2001
Cash paid for:
Interest	$ 2,367,596	$ 2,031,908	$ 1,657,663

Supplemental disclosure of noncash investing and financing activities:
In 2002 Associates purchased certain building improvements by means of a financing agreement with the lessee, as follows	$ -	$ 1,050,193	$ -

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1. Business Activity And Reorganization

60 East 42nd St. Associates L.L.C. ("Associates") owns commercial property situated at 60 East 42nd Street and 301 Madison Avenue, New York, New York. The property, known as "The Lincoln Building", is net leased to Lincoln Building Associates L.L.C. (the "Lessee").

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

In connection with the building improvements program which began in 1999 (see Note 12), costs totaling $21,553,576 have been incurred through December 31, 2003 for new building improvements and equipment which have been put into service. Depreciation of these assets is provided primarily using the straight-line method over an estimated useful life of 39 years for building improvements and 7 years for equipment.

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

2. Summary of Significant Accounting Policies (continued)

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

    Cash and cash equivalents:

Cash and cash equivalents include investments in a money market fund and all highly liquid debt instruments purchased with a maturity of three months or less when acquired.

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

The second mortgage calls for the first $7,000,000 of loan proceeds advanced through September 30, 2000 to bear interest at the rate of 8.21% per annum through the term of the loan. All loan proceeds advanced after September 30, 2000 initially bore interest at a Floating Rate, defined to be either the prime rate, a U.S. Treasury based rate or a LIBOR-based rate, as selected by Associates. At December 31, 2001 the Floating Rate interest on $6,000,000 of second mortgage debt, drawn down since

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2000, was calculated at a rate of approximately 3.7%. On October 1, 2002, in accordance with the terms of the mortgage, the Floating Rate interest on the second mortgage was converted to a fixed rate of 3.39%. Monthly payments for debt service on the second mortgage loan are for interest only. The second mortgage also matures on October 31, 2004.

  First and Second Mortgages Payable (continued)

Associates intends to refinance the mortgages before they come due.

As of December 31, 2003 Associates was holding approximately $6,500,000 of loan proceeds from the second mortgage loan to pay for the Program.

The real estate is pledged as collateral for the first and second mortgages.

The estimated fair value of Associates' mortgage debt, based on available market information or other appropriate valuation methodologies, was $40,400,000 and $41,300,000 at December 31, 2003 and 2002, respectively,

4. Related Party Transactions - Rent Income

Rent income for the years ended December 31, 2003, 2002 and 2001, totaling $9,870,845, $10,041,985 and $10,656,676, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

2001	2003	2002

Basic rent income	$ 2,317,049	$ 2,043,396	$1,545,186
Advance of additional rent	1,053,800	1,053,800	1,053,800
Further additional rent	6,499,996	6,944,789	8,057,690
	$ 9,870,845	$10,041,985	$10,656,676

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

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

5. Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2003, 2002 and 2001, totaling $661,310, $724,211 and $837,149, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are members in Associates.

Basic fees for supervisory services are $24,000 per annum. Wien & Malkin LLP receives an additional supervisory fee each year equal to 10% of distributions to participants for any year in excess of 14% of their cash investment of $7,000,000.

6. Related Party Transactions - Professional Fees

Professional fees for the years ended December 31, 2003, 2002 and 2001 include $-0-, $17,222 and $2,791, respectively, inclusive of disbursements, paid or accrued to the firm of Wien & Malkin LLP, a related party

7. Number of Participants

There were approximately 760 participants in the participating groups at December 31, 2003, 2002 and 2001.

8. Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

9. Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2003, 2002 and 2001, based on 700 participation units outstanding during each year, consisted of the following:

	Year ended December 31,
	2003	2002	2001
Income	$8,702	$ 9,367	$11,164
Return of capital	892	1,036	691
TOTAL DISTRIBUTIONS	$9,594	$10,403	$11,855

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

10. Concentration of Credit Risk

Associates maintains cash balances in two banks and in a distribution account held by Wien & Malkin LLP. The bank balances are insured by the Federal Deposit Insurance Corporation up to $100,000 each, and at December 31, 2003 approximately $6,592,000 was not insured. The distribution account held by Wien & Malkin and the money market fund are not insured. The funds held in the distribution account were paid to the participants on January 1, 2004.

11. Contingencies

Wien & Malkin LLP and Peter L. Malkin, a member in Associates, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997 concerning the management, leasing and supervision of the property subject to the net lease, in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

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

At the Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, CB Richard Ellis, and Newmark Realty), including payment by the Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear has been discharged and must effect an orderly transition and departure within 60 days. Helmsley-Spear's September 27, 2002 motion in the Appellate Division to stay the Court's ruling pending an appeal was denied on October 31, 2002. Helmsley-Spear's appeal was rejected by the Appellate Division in its February 20, 2003 decision, which affirmed the Court's confirmation of the votes and Helmsley-Spear's termination. In August 2003 the Appellate Division granted Helmsley-Spear's application for rehearing and issued a new opinion confirming the termination of Helmsley-Spear at the property. In January 2004, the Appellate Division denied Helmsley-Spear's application for further rehearing. As of November 20, 2002, Helmsley-Spear is no longer the managing and leasing agent and has been replaced by Newmark & Company. Helmsley-Spear continues to pursue its appeal.

In accordance with the Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statement, the solicitation of votes and the implementation of the new program are being paid by the Lessee. Such payments have totaled $278,094 to December 31, 2003, including $75,000 to Wien & Malkin plus disbursements of $1,824.

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

SCHEDULE III

60 EAST 42nd ST. ASSOCIATES L.L.C

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2003

Column

A Description Land, buildings and building improvements

and equipment situated at 60 East 42nd Street

and 301 Madison Avenue, New York, N.Y.

B Encumbrances -

Morgan Guaranty Trust Company of New York,

as trustee of a pension trust Balance at December 31, 2003 $12,020,814

Emigrant Savings Bank Balance at December 31, 2003 $27,979,186

C Initial cost to company

Land $ 7,240,000

Buildings $16,960,000

D Cost capitalized subsequent to acquisition

Building improvements and equipment $23,127,711

Carrying costs $   None

E Gross amount at which carried at close of period

Land $ 7,240,000

Buildings, building improvements and equipment 40,087,711

Total $47,327,711(a)

F Accumulated depreciation $19,749,978(b)

G Date of construction 1930

H Date acquired October 1, 1958

I Life on which depreciation in latest income

statements is computed 39 years for building improvements

and 7 years for equipment

(a) Gross amount of real estate

Balance at January 1, 2001 $28,969,250

Purchase of building improvements and equipment and construction in progress (expenditures advanced by Lessee, a related party, and recorded by Associates):

F/Y/E 12/31/01 $ 9,112,983

12/31/02 7,514,155

12/31/03 1,731,323 18,358,461

Balance at December 31, 2003 $47,327,711

The costs for federal income tax purposes are the same as for financial statement purposes.

(b) Accumulated depreciation

Balance at January 1, 2001 $18,534,135

Depreciation:

F/Y/E 12/31/01 206,254

12/31/02 458,324

12/31/03 551,265 1,215,843

Balance at December 31, 2003 $19,749,978