Form 10-Q
period 2004-03-31
60 EAST 42ND STREET ASSOCIATES
filed 2004-05-17
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd Street Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2004 2003

Income:

Basic rent, from a related party (Note B)	$ 582,820	$572,986
Additional rent, from a related party (Note B)	263,450	263,450
Dividend income	14,531	-0-
Interest income	-0-	20,448
Total income	860,801	856,884

Expenses:

Interest on mortgages (Note B)	591,006	587,434
Supervisory services, to a related party (Note C)	7,845	7,845
Depreciation of building improvements and equipment	146,720	138,308
Amortization of mortgage refinancing costs	66,020	66,020
Miscellaneous expense	700	-0-
Total expenses	812,291	799,607
Net Income	$48,510	$ 57,277
Earnings per $10,000 participation unit, based on 700 participation units outstanding during the period	$ 69.30	$ 81.82

Distributions per $5,000 participation unit

consisted of the following:

Income	$ 69.30	$ 81.82
Return of Capital	304.42	291.90
Total distributions	$ 373.72	$ 373.72

At March 31, 2004 and 2003, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 552,444	$ 533,839
Receivable from participants re: NYS estimated tax	40,130	0
Total current assets	592,574	533,839

Real estate
Land	7,240,000	7,240,000
Buildings	16,960,000	16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	-0-
Building improvements and equipment	23,956,767	23,127,711
Less, accumulated depreciation	2,936,698	2,789,978
	21,020,069	20,337,733
Total Real Estate	28,260,069	27,577,733

Other assets
Mortgage refinancing costs	1,361,096	1,361,096
Less, accumulated amortization	1,207,062	1,141,042
	154,034	220,054
Cash segregated for payment of building improvement costs	6,485,428	6,546,242
Total other assets	6,639,462	6,766,296
Total assets	$ 35,492,105	$34,877,868

Liabilities and Members' Deficiency:
Current liabilities:
First and second mortgage payable	$40,000,000	$40,000,000
Due to lessee	1,465,227	789,874
Accrued expenses	110,732	110,734
Building improvement costs payable	886,023	734,042
Total liabilities	$ 42,461,982	$41,634,650

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

	March 31, 2004	December 31, 2003
Members' deficiency:
Members'deficiency, January 1,	$(6,756,782)	$(6,132,602)
Add, Net income:
January 1, 2004 through March 31, 2004	48,510	0
January 1, 2003 through December 31, 2003	0	6,091,606
	(6,708,272)	(40,996)
Less Distributions:
Monthly distributions
January 1, 2004 through March 31, 2004	261,605	0
January 1, 2003 through December 31, 2003	0	1,046,420
Additional distribution on November 30, 2003	0	5,669,366
Total distributions	261,605	6,715,786
Members' deficiency:
March 31, 2004	(6,969,877)
December 31, 2003		(6,756,782)
Total liabilities and members' deficiency:
March 31, 2004	$ 35,492,105	0
December 31, 2003		$34,877,868

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2004 January 1, 2003

through through

March 31, 2004 March 31, 2003

Cash flows from operating activities:
Net income	$ 48,510	$57,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	146,720	138,308
Amortization of mortgage refinancing costs	66,020	66,020
Accrued expenses	(2)	-0-

Net cash provided by operating activities	261,248	261,605

Cash flows from investing activities:

Cash segregated for payment of building improvement costs	60,814	(5,449)
Change in receivable from participants	(40,130)	0

Net cash provided by (used in) investing activities	20,684	(5,449)

Cash flows from financing activities:
Cash distributions	(261,605)	(261,605)
Change in amounts due to lessee	(1,722)	(3,899)

Net cash used in financing activities	(263,327)	(265,504)

Net increase (decrease) in cash and cash equivalents	18,605	(9,348)
Cash and cash equivalents, beginning of period	533,839	208,106
Cash and cash equivalents, end of period	$ 552,444	$198,758

Cash paid for:
Interest	$591,006	$587,434

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2004 2003

Supplemental disclosure of

noncash investing and financing

activities:

Short-term debt owed to lessee

and others incurred for purchase

of building improvements $ 829,056 $ 910,805

========== ==========

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2004, its results of operations and cash flows for the three months ended March 31, 2004 and 2003, and its changes in Members' deficiency for the three months ended March 31, 2004. Information included in the condensed balance sheet as of December 31, 2003 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2003 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to a third party. Registrant's members are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Fred C. Posniak, Jack Feirman and Mark Labell (individually, a "Member" and, collectively, the "Members"), each of whom also acts as an agent for holders of participations in the Registrant (individually, a "Participant" and, collectively, "Participants").

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

The Lease has one additional 25-year term which, if exercised by lessee, will extend the Lease until September 30, 2033. In 1999, the participants in Registrant and the partners in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $28,000,000 and expected to take two to three years to complete. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the lease to 2083.

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

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2003 was $6,499,996. After deducting a reserve of $200,000 for advances of New York State estimated tax paid on behalf of non-resident individual participants, $700 annual New York State limited liability company filing fees and $629,930 to Supervisor as an additional payment for supervisory services, the balance of $5,669,366 was distributed to the Participants on November 30, 2003.

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

During the prepayment period, Registrant has the option to prepay the second mortgage note in whole only, on the first day of any month upon (i) prior written notice given by prepaid registered or certified mail at least sixty (60) days prior to the date fixed for prepayment and (ii) the payment of the prepayment premium plus accrued interest. There shall be no prepayment premium after October 1, 2004 to and including the maturity date. Registrant intends to refinance the mortgages before they become due.

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment ("Additional Fee"). At March 31, 2004, the Participants' remaining cash investment was $7,000,000. Supervisor receives $7,380 a year as an advance against the Additional Fee, which Registrant expenses each month.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the three month period ended March 31, 2004 by Registrant to any of the Members as such. For the lease year ended September 30, 2003, Registrant incurred $629,630 as an additional payment for services performed by Supervisor.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 2004, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each of the seven Members who hold senior positions at Supervisor (which supervises Registrant and Lessee), by reason of his position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of March 31, 2004, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

In addition, as of March 31, 2004, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Registrant does not pay dividends. During the three month period ended March 31, 2004, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2003, Registrant made an additional distribution of $8,099.09 for each $10,000 participation. Such distribution represented Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and reserves for New York State non-resident taxes and state fees. See Notes B and C.

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

Total income increased for the three-month period ended March 31, 2004, as compared with the three-month period ended March 31, 2003. Such increase is the net result of an increase in Basic Rent income to cover an increase in debt service, a decrease in interest income and an increase in dividend income for the period ended March 31, 2004 as compared with the period ended March 31, 2003.

Total expenses increased for the three-month period ended March 31, 2004 , as compared with the three-month period ended March 31, 2003. Such increase is the result of an increase in interest on the mortgage paid by Registrant, an increase in depreciation and miscellaneous expenses for the period ended March 31, 2004 as compared with the period ended March 31, 2003.

Liquidity and Capital Resources

Registrant's liquidity has changed significantly at March 31, 2004 as compared with March 31, 2003 as a result of reclassifying the mortgage payable which matures on October 31,2004 as a current liability. Costs relating to the improvement program are funded from proceeds of a second mortgage of $27,979,186, all of which has been drawn at March 31, 2004. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Inflation

Registrant has been advised that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant ("Associates") is the subject of the following material pending litigation:

Wien & Malkin LLP and Peter L. Malkin, a member of Lessee, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the property in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by Associates or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal, for which briefing has been completed.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Associates or Lessee, brought litigation against Lessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

At Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. After Helmsley-Spear filed objections, the court confirmed such votes and ruled that Helmsley-Spear has been discharged. Helmsley-Spear's subsequent appeals since September 2002 have been denied, and the proponents believe the time has expired for further Helmsley-Spear appeal, so that the court's confirmation of the May 20, 2002 vote to replace Helmsley-Spear may now be considered final. Helmsley-Spear has indicated it believes it has further appeal rights but has not to date filed any further appeal. Since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by Newmark & Company.

In accord with Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statement, the solicitation of votes and the implementation of the new program are being paid by Lessee. Such payments have totaled $278,094 (including fees of $75,000 plus disbursements of $1,824 to Wien & Malkin), and have been included in other professional fees in the years 2002, 2003 and 2004 as applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) The exhibits hereto are being incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 9, 2003, October 10, 2003, October 14, 2003 October 22, 2003, October 23, 2003 and October 29, 2003 (collectively, the "Power").

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: May 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: May 17, 2004

_____________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

Exhibit 31.1

CERTIFICATIONS

I, Mark Labell, certify that:

    I have reviewed this report on Form 10-Q of 60 East 42nd St. Associates L.L.C.;

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

Date: May 17, 2004

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

Date: May 17, 2004

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
13 (a)

Letter to Participants dated April 15, 2004 and supplementary financial reports for the fiscal year ended December 31, 2003. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Powers of Attorney dated October 9, 2003, October 10, 2003, October 14, 2003 October 22, 2003, October 23, 2003 and October 29, 2003 between the Partners of Registrant and Mark Labell which were filed as Exhibit 24 to Registrant's 10-Q for the quarter ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 17, 2004

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