Form 10-Q/A
period 2004-06-30
60 EAST 42ND STREET ASSOCIATES
filed 2004-09-07
CIK 90794

FORM 10-Q-A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months For the Six Months Ended June 30, Ended June 30,

2004 2003 2004 2003
Income:
Basic rent, from a related party (Note B)	$ 582,139	$ 578,716	$1,164,960	$1,151,702
Additional rent, from a related party (Note B)	263,450	263,450	526,900	526,900
Interest and dividend income	15,189	18,290	29,720	38,738
Total income	$ 860,778	$ 860,456	$1,721,580	$1,717,340
Expenses:
Interest on mortgages( Note B )	$ 591,006	$ 591,006	$1,182,012	$1,178,440
Supervisory services, to a related party (Note C)	7,845	7,845	15,690	15,690
Depreciation of building improvements and equipment	146,720	134,959	293,440	273,266
Amortization of mortgage refinancing costs	66,020	66,020	132,040	132,040
Miscellaneous	0	350	700	350
Total expenses	$ 811,591	$ 800,180	1,623,882	$1,599,786
Net Income	$ 49,187	$ 60,276	$ 97,698	$ 117,554
Earnings per $10,000 participation unit, based on 700 participation units outstanding during the period	$ 70.27	$ 86.11	$ 139.57	$ 167.93
Distributions per $10,000 participation unit consisted of the following: Income Return of Capital Total distributions	$ 70.27 303.45 $ 373.72	$ 86.11 287.61 $ 373.72	$ 139.57 607.87 $ 747.44	$ 167.93 579.51 $ 747.44

At June 30, 2004 and 2003, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets	June 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$ 460,900	$ 533,839
Receivable from participants re: NYS estimated tax	113,826	0
Total current assets	574,726	533,839

Real estate
Land	7,240,000	7,240,000
Buildings	16,960,000	16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	-0-	-0-
Building improvements and equipment	23,956,767	23,127,711
Less, accumulated depreciation	3,083,418	2,789,978
	20,873,349	20,337,733
Total real estate	28,113,349	27,577,733

Other assets
Mortgage refinancing costs	1,361,096	1,361,096
Less, accumulated amortization	1,273,083	1,141,042
	88,013	220,054
Cash segregated for payment of building improvement costs	6,500,295	6,546,242
Total other assets	6,588,308	6,766,296
Total assets	$35,276,383	$34,877,868
Liabilities and Members' Deficiency:
Current liabilities:
Long-term debt	$40,000,000	$40,000,000
Due to lessee	1,899,062	789,874
Accrued expenses	107,158	110,734
Building improvement costs payable	452,457	734,042
Total liabilities	$42,458,677	$41,634,650

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

	June 30, 2004	December 31, 2003
Members'deficiency:
Members'deficiency, January 1,	$(6,756,782)	$(6,132,602)
Add, Net income:
January 1, 2004 through June 30, 2004	97,698	-0-
January 1, 2003 through December 31, 2003	-0-	6,091,606
	(6,659,084)	(40,996)
Less Distributions:
Monthly Distributions
January 1, 2004 through June 30, 2004	523,210	-0-
January 1, 2003 through December 31, 2003	-0-	1,046,420
Additional distribution on November 30, 2003	-0-	5,669,366
Total distributions	523,210	6,715,786
Members' deficiency:
June 30, 2004	(7,182,294)	-0-
December 31, 2003	-0-	(6,756,782)
Total liabilities and members' deficiency:
June 30, 2004	$35,276,383
December 31, 2003		$ 34,877,868

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2004 January 1, 2003

through through

June 30, 2004 June 30, 2003
Cash flows from operating activities:
Net income	$ 97,698	$ 117,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	293,440	273,266
Amortization of mortgage refinancing costs	132,040	132,040
Accrued expenses	(3,576)	(3,572)
Net cash provided by operating activities	519,602	519,288
Cash flows from investing activities:
Change in receivable from participants	(113,826)	-0-
Cash segregated for payment of building improvement costs	45,947	(23,739)
Net cash used in investing activities	(67,879)	(23,739)
Cash flows from financing activities:
Cash distributions	(523,210)	(523,210)
Change in amounts due to lessee	(1,452)	30,912
Net cash used in financing activities	(524,662)	(492,298)
Net increase (decrease) in cash and cash equivalents	(72,939)	3,251
Cash and cash equivalents, beginning of period	533,839	208,106
Cash and cash equivalents, end of period	$ 460,900	$ 211,357
Cash paid for:
Interest	$1,185,588	$ 1,182,012

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,
	2004	2003
Supplemental disclosure of noncash investing and financing activities:
Short-term debt owed to lessee and others incurred for purchase of building improvements	$ 829,056	$1,117,327

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2004, its results of operations and cash flows for the six months ended June 30, 2004 and 2003, and its changes in Members' deficiency for the six months ended June 30, 2004. Information included in the condensed balance sheet as of December 31, 2003 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2003 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

A refinancing of the existing first mortgage loan on the Property in the original principal amount of $12,020,814 was closed on October 6, 1994 (the "Mortgage"). Annual Mortgage charges are $1,063,842, payable in equal monthly installments of $88,654, representing interest only at the rate of 8.85% per annum. The Mortgage will mature on October 31, 2004. The Mortgage is prepayable in whole without penalty during the 90-day period prior to its maturity date.

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

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment ("Additional Fee"). At June 30, 2004, the Participants' remaining cash investment was $7,000,000. Supervisor receives $7,380 a year as an advance against the Additional Fee, which Registrant expenses each month.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the six month period ended June 30, 2004 by Registrant to any of the Members as such. For the lease year ended September 30, 2003, Registrant incurred $629,930 as an additional payment for services performed by Supervisor.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 2004, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee and Registrant. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each Member who holds a position at Supervisor (which supervises Registrant and Lessee) may, by reason of his position at Supervisor, receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of June 30, 2004, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing .88% of the currently outstanding participations therein.

In addition, as of June 30, 2004, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Registrant does not pay dividends. During the six month period ended June 30, 2004, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

Total income increased for the six-month period ended June 30, 2004, as compared with the six-month period ended June 30, 2003. Such increase is the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in interest and dividend income for the period ended June 30, 2004, as compared with the period ended June 30, 2003.

Total expenses increased for the six-month period ended June 30, 2004 , as compared with the six-month period ended June 30, 2003. Such increase is the result of an increase in interest on the mortgage paid by Registrant, an increase in depreciation and miscellaneous expenses for the period ended June 30, 2004, as compared with the period ended June 30, 2003.

Liquidity and Capital Resources

Registrant's liquidity has changed significantly at June 30, 2004 as compared with June 30, 2003 as a result of reclassifying the mortgages payable which matures on October 31, 2004 as a current liability. Registrant intends to refinance the mortgages before they become due. Costs relating to the improvement program are funded from proceeds of a second mortgage of $27,979,186, all of which has been drawn at June 30, 2004. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2003.

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

In accord with Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statement, the solicitation of votes and the implementation of the new program are being paid by Lessee. Such payments have totaled $283,483 (including fees of $75,000 plus disbursements of $7,212 to Wien & Malkin), and have been included in other professional fees in the years 2002, 2003 and 2004 as applicable.

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

Dated: August 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: August 20, 2004

_____________________________________________________________________________

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

Date: August 20, 2004

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

Date: August 20, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2004

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