Form 10-Q
period 2004-09-30
60 EAST 42ND STREET ASSOCIATES
filed 2004-11-22
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months For the Nine Months Ended September 30, Ended September 30,

2004 2003 2004 2003

Income:
Basic rent, from a related party (Note B)	$ 583,345	$ 583,431	$1,748,305	$1,735,133
Additional rent, from a related party (Note B)	263,450	263,450	790,350	790,350
Further additional rent from a related party
(Note B)	6,869,702	6,499,996	6,869,702	6,499,996
Interest and dividend income	17,466	17,147	47,187	55,885
Total income	$7,733,963	$7,364,024	$9,455,544	$9,081,364
Expenses:
Interest on mortgages( Note B )	$ 594,578	$ 594,578	$1,776,590	$1,773,018
Supervisory services, to a related party (Note C)	694,745	637,775	710,435	653,465
Depreciation of building improvements and equipment	151,784	138,428	445,224	411,694
Professional fees	3,125	0	3,125	0
Amortization of mortgage refinancing costs	66,020	66,020	198,061	198,061
Miscellaneous	0	0	700	350
Total expenses	$1,510,252	$1,436,801	$3,134,135	$3,036,588
Net Income	$6,223,711	$5,927,223	$6,321,409	$6,044,776
Earnings per $10,000 participation unit, based on 700 participation units outstanding during the period	$8,891.02	$8,467.46	$9,030.58	$8,635.39
Distributions per $10,000 participation unit consisted of the following: Income Total distributions	$ 373.72 $ 373.72	$ 373.72 $ 373.72	$1,121.16 $ 1,121.16	$1,121.16 $1,121.16

At September 30, 2004 and 2003, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$ 333,345	$ 533,839
Further additional rent due from
Lessee, a related party (Note B)	6,869,702	0
Receivable from participants re: NYS estimated tax	150,519	0
Total current assets	$7,353,566	$533,839

Real estate
Land	7,240,000	7,240,000
Buildings	16,960,000	16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	-0-	-0-
Building improvements and equipment	25,008,318	23,127,711
Less, accumulated depreciation	3,235,202	2,789,978
	21,773,116	20,337,733
Capital improvements in progress	2,133,930	0
Total real estate	31,147,046	27,577,733

Other assets
Mortgage refinancing costs	1,361,096	1,361,096
Less, accumulated amortization	1,339,103	1,141,042
	21,993	220,054
Cash segregated for payment of building improvement costs	6,589,407	6,546,242
Total other assets	6,611,400	6,766,296
Total assets	$45,112,012	$34,877,868
Liabilities and Members' Deficiency:
Current liabilities:
Accrued supervisory fees, to a related party	$ 686,900	$ 0
Long-term debt	40,000,000	40,000,000
Due to lessee	5,538,142	789,874
Accrued expenses	107,158	110,734
Building improvement costs payable	0	734,042
Total liabilities	$46,332,200	$41,634,650

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

	September 30, 2004	December 31, 2003
Members'deficiency:
Members'deficiency, January 1,	$(6,756,782)	$(6,132,602)
Add, Net income:
January 1, 2004 through September 30, 2004	6,321,409	-0-
January 1, 2003 through December 31, 2003	-0-	6,091,606
	(435,373)	(40,996)
Less Distributions:
Monthly Distributions
January 1, 2004 through September 30, 2004	784,815	-0-
January 1, 2003 through December 31, 2003	-0-	1,046,420
Additional distribution on November 30, 2003	-0-	5,669,366
Total distributions	784,815	6,715,786
Members' deficiency:
September 30, 2004	(1,220,188)	-0-
December 31, 2003	-0-	(6,756,782)
Total liabilities and members' deficiency:
September 30, 2004	$45,112,012
December 31, 2003		$ 34,877,868

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2004 January 1, 2003

through through

September 30, 2004 September 30, 2003

Cash flows from operating activities:
Net income	$ 6,321,409	$ 6,044,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	445,224	411,694
Amortization of mortgage refinancing costs	198,061	198,061
Change in additional rent due from lessee	(6,869,702)	(6,499,996)
Accrued supervisory fees	686,900	629,930
Accrued expenses	(3,576)	(3,572)
Net cash provided by operating activities	778,316	780,893
Cash flows from investing activities:
Change in receivable from participants	(150,519)	(137,458)
Cash segregated for payment of building improvement costs	(43,165)	131,572
Net cash used in investing activities	(193,684)	(5,886)
Cash flows from financing activities:
Cash distributions	(784,815)	(784,815)
Change in amounts due to lessee	(311)	(4,229)
Net cash used in financing activities	(785,126)	(789,044)
Net decrease in cash and cash equivalents	(200,494)	(14,037)
Cash and cash equivalents, beginning of period	533,839	208,106
Cash and cash equivalents, end of period	$ 333,345	$ 194,069
Cash paid for:
Interest	$1,780,166	$1,776,590

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,
	2004	2003
Supplemental disclosure of noncash investing and financing activities:
Short-term debt owed to lessee and others incurred for purchase of building improvements	$ 4,014,537	$1,375,243

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2004, its results of operations and cash flows for the nine months ended September 30, 2004 and 2003, and its changes in Members' deficiency for the nine months ended September 30, 2004. Information included in the condensed balance sheet as of December 31, 2003 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2003 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2004 was $6,869,702. After deducting a reserve of $700 for annual New York State limited liability company filing fees and $686,900 to Supervisor as an additional payment for supervisory services, the balance of $6,182,102 was distributed to the Participants on November 30, 2004.

A refinancing of the existing first mortgage loan on the Property in the original principal amount of $12,020,814 was closed on October 6, 1994 (the "Mortgage"). Annual Mortgage charges are $1,063,842, payable in equal monthly installments of $88,654, representing interest only at the rate of 8.85% per annum. The Mortgage matured on October 31, 2004 and an extension of thirty days was granted by Morgan Guaranty Trust Company.

The refinancing costs were capitalized by Registrant and are being expensed ratably during the period of the mortgage extension from October 6, 1994 to October 31, 2004.

A second mortgage loan with Emigrant Savings Bank in the amount of $27,979,186 was closed on March 9, 2000 and as of September 30, 2003 all proceeds had been advanced. Monthly payments of interest only at the rate of 8.21% per annum apply to the advances of $7,000,000 made through September 30, 2000. Amounts advanced from October 1, 2000 through September 30, 2002 in the amount of $20,979,186 are now at the fixed interest rate of 3.39% commencing with the November 2002 payment. Maturity was October 31, 2004 and an extension of thirty days was granted by Emigrant Savings Bank.

Registrant and Lessee have consented to a refinancing of up to $100 million to refinance the existing $40 million Mortgage and to provide up to $60 million to pay substantially all the costs, as currently estimated, to complete the existing and enhanced new improvement programs, including additional funds for projected tenant installation and leasing commissions. The increased debt service will be covered by an increase in basic rent payable by the Lessee. To induce the Lessee to increase its basic rent to cover debt service on the increased amount of the Mortgage and to complete the additional enhancements, the Agents will grant the Lessee additional extension rights beyond its current expiration in 2033 in proportion to the net present benefit to Registrant of the completed enhancements under this and the 1999 programs, as determined at that time by the Agents in consultation with an independent expert. Based upon earlier expert review, such extension for all enhancements would be in excess of 50 years. The new mortgage will close in November 2004.

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment ("Additional Fee"). At September 30, 2004, the Participants' remaining cash investment was $7,000,000. Supervisor receives $7,380 a year as an advance against the Additional Fee, which Registrant expenses each month.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the nine month period ended September 30, 2004 by Registrant to any of the Members as such. For the lease year ended September 30, 2004, Registrant incurred $686,900 as an additional payment for services performed by Supervisor.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 2004, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee and Registrant. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each Member who holds a position at Supervisor (which supervises Registrant and Lessee) may, by reason of his position at Supervisor, receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of September 30, 2004, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing 0.88% of the currently outstanding participations therein.

In addition, as of September 30, 2004, certain of the Members in Registrant held additional Participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $135,714 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

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

Financial Condition and Results of Operations

As stated in Note B, Registrant was organized for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent additional amounts for supervisory services and then to distribute the balance of such Additional Rent and Further Additional Rent to the Participants. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the nine month period ended September 30, 2004, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2004, Registrant will make an additional distribution of $8,831.57 for each $10,000 participation. Such distribution represented Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and reserves for New York State non-resident taxes and state fees. See Notes B and C.

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

Total income increased for the nine-month period ended September 30, 2004, as compared with the nine-month period ended September 30, 2003. Such increase is the net result of an increase in Basic Rent income to cover an increase in debt service, an increase in further additional rent and a decrease in interest and dividend income for the period ended September 30, 2004, as compared with the period ended September 30, 2003.

Total expenses increased for the nine-month period ended September 30, 2004, as compared with the nine-month period ended September 30, 2003. Such increase is the result of an increase in interest on the mortgage paid by Registrant, an increase in the additional supervisory fee, an increase in depreciation, professional fees and miscellaneous expenses for the period ended September 30, 2004, as compared with the period ended September 30, 2003.

Liquidity and Capital Resources

Registrant's liquidity has changed significantly at September 30, 2004 as compared with September 30, 2003 as a result of reclassifying the mortgages payable which matured on October 31, 2004 as a current liability. Registrant received thirty day extensions on the mortgages. Costs relating to the improvement program are funded from proceeds of a second mortgage of $27,979,186, all of which has been drawn at September 30, 2004. As discussed in Note B, a refinancing of the Mortgage in an amount of up to $100 million will close in November 2004. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal., On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Lessee's managing agent since September 1997, in fact never received a valid assignment to become Lessee's managing agent. Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. The Appellate Division's decision is being reviewed with counsel for appropriate further action.

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

In accord with Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statement, the solicitation of votes and the implementation of the new program are being paid by Lessee. Such payments have totaled $285,780 (including fees of $75,000 plus disbursements of $7,212 to Wien & Malkin), and have been included in other professional fees in the years 2002, 2003 and 2004 as applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) The exhibits hereto are being incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 9, 2003, October 10, 2003, October 14, 2003, October 22, 2003, October 23, 2003 and October 29, 2003 (collectively, the "Power").

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: November 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: November 22, 2004

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

Date: November 22, 2004

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

Date: November 22, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 22, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 22, 2004

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