Form 10-K
period 2004-12-31
60 EAST 42ND STREET ASSOCIATES
filed 2005-04-19
CIK 90794

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

PART I

Item 1. Business.

(a) General

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties. Registrant's members are Peter L. Malkin, Anthony E. Malkin, Scott D. Malkin, Thomas N. Keltner, Jr., Jack K. Feirman, Mark Labell, and Fred C. Posniak (individually, a "Member" and, collectively, the "Members"), each of whom also acts as an agent for holders of participations in the Registrant ( individually, a "Participant" and, collectively, "Participants"). Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under a long-term net operating lease (the "Lease") the current term of which expires on September 30, 2008. The Lease has one additional 25-year renewal term which, if exercised, will extend the Lease until September 30, 2033. See Item 2 below in connection with the granting of additional lease extensions.

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

As of December 31, 2004, the Building was approximately 91% occupied by approximately 448 tenants who engage principally in the practice of law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

(b) The Mortgages

On November 29, 2004 a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn down to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent drawdowns will pay for capital improvements as needed. The initial drawdown of $49,000,000 and all subsequent drawdowns require constant equal monthly payments totaling $2,616,600 per annum for interest only, at the rate of 5.34% per annum until July 5, 2007 and thereafter, commencing August 5, 2007, equal payments of $507,838 applied to interest and then principal, calculated on a 25 year amortization schedule. The mortgage matures on November 5, 2014.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

The refinancing costs of $2,055,344 were capitalized by Registrant and are being expensed ratably over the term of the mortgage.

(c) The Lease

The Lease, as modified March 1, 2000, provides that Lessee is required to pay Registrant:

(i) annual basic rent (the "Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant installment payments of interest and amortization (excluding any balloon principal due at maturity) payable during such year under all mortgages to which the Lease is subordinate, provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $100,000,000 (in accord with the 2004 program approved by the Participants) plus refinancing costs.

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

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2004 was $6,869,702. After deducting $700 for annual New York State limited liability company filing fees and payment of $686,900 to Supervisor as an additional payment for supervisory services, the balance of $6,182,102 was distributed to the Participants on November 30, 2004.

If the Mortgage is modified, the Basic Rent shall be equal to the Wien & Malkin LLP annual supervisory fee of $24,000 plus an amount equal to the annual debt service payments under the refinanced mortgage (not including any balloon principal payment due at maturity).

(d) Competition

Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $30.53 per square foot (exclusive of electricity charges and escalation) and current deals range from $38 to $46.

(e) Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then existing trends in the rental market for office space.

Item 2. Property.

Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by a Mortgage Loan with an unpaid principal balance of $49,000,000 at December 31, 2004. For a description of the terms of the Mortgage Loan, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.

In 1999, the Participants in Registrant and the Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000 and expected to take approximately three years to complete. In 2000, the Participants and the Lessee approved an increase to the program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made.

The Lessee is currently financing the Program and billing Registrant for the costs incurred. The Program (1) grants the ownership of the improvements to Registrant and acknowledges its intention to finance them through a fee mortgage increase, and (2) allows for the increased mortgage charges to be paid by Registrant from an equivalent increase in the basic rent paid by the Lessee to Registrant. Since any overage rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Registrant and the Lessee share the costs of the Program equally, assuming overage rent continues to be earned.

The current term of the Lease expires in 2008, with one renewal term expiring 2033. To induce the Lessee to increase its basic rent to cover debt service on the increased fee mortgage and to undertake the tenanting expenses and building enhancements, the Agents will grant the Lessee additional Lease extension rights beyond 2033 in proportion to the net present benefit to Registrant of completed enhancements under this and the 1999 programs, as then determined by the Agents in consultation with an independent expert. Based upon earlier expert review, such extension for all enhancements would be in excess of 50 years. The granting of such Lease extension rights is expected to trigger a New York State Transfer Tax at that time, which will be paid from the new fee mortgage proceeds and/or the Lessee's operating cash flow.

Item 3. Legal Proceedings.

The property of Registrant is the subject of the following material pending litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997 concerning the management, leasing and supervision of the property subject to the Lease, in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in the Lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgement of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Lessee's managing agent since September 1997, in fact never received a valid assignment to become Lessee's managing agent. Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. Helmsley-Spear has requested leave to appeal the Appellate Division's decision.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Registrant or the Lessee, brought litigation against Lessee's supervisor, Wien & Malkin and Peter L. Malkin (or his affiliate), claiming misconduct and seeking damages and disqualification from performing services for the Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

At the Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by the Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L.Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear has been discharged. Helmsley-Spear's subsequent appeals since September 2002 have been denied, and the proponents believe the time has expired for further Helmlsey-Spear appeal, so that the court's confirmation of the May 20, 2002 vote to replace Helmsley-Spear may now be considered final. Helmsley-Spear has indicated it believes it has further appeal rights but has not to date filed any further appeal. Since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by Newmark and Company.

In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled $ 285,780 through December 31, 2004 (including fees of $75,000 plus disbursements of $7,212 to Wien & Malkin LLP).

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

(a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2004, Registrant was advised of 50 transfers of Participations. In one instance, the indicated purchase price was equal to 6.5 times the face amount of the Participation transferred, i.e., $65,100 for a $10,000 participation. In two instances, the indicated purchase price was equal to 5.6 times the face amount of the Participation transferred. In three instances, the indicated purchase price was equal to two times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b) As of December 31, 2004, there were 791 holders of Participations of record.

(c) Registrant does not pay dividends. During each of the years ended December 31, 2004 and 2003, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. On November 30, 2004 and November 30, 2003, Registrant made additional distributions for each $10,000 Participation of $8,831.57 and $8,099.09, respectively. Such distributions represents Further Additional Rent payable by Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and fees to convert Registrant to a limited liability company. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

Item 6.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data for each of the last five years ended December 31, 2004. This information is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Year ended December 31

	2004	2003	2002	2001	2000

Basic rent income	$2,377,624	$ 2,317,049	$ 2,043,396	$ 1,545,186	$ 1,194,968

Advance of additional rent income	1,053,800	1,053,800	1,053,800	1,053,800	1,053,800

Further additional rent income	6,869,702	6,499,996	6,944,789	8,057,690	6,173,375

Interest and dividend income	70,757	74,863	68,212	142,019	92,422

Total revenues	10,371,883	$ 9,945,708	$10,110,197	$10,798,695	$ 8,514,565

Net income	$6,298,875	$ 6,091,606	$ 6,557,108	$ 7,814,714	$ 6,296,724

Earnings per $10,000 participation unit, based on 700 participation units outstanding during the year	$8,998	$ 8,702	$ 9,367	$ 11,164	$ 8,995

Total assets	$46,366,872	$34,877,868	$35,600,016	$22,040,811	$17,435,023

Long-term obligations	$49,000,000	None	$40,000,000	$25,020,814	$19,020,814

Distributions per $10,000 participation unit, based on 700 participation units outstanding during the year:
Income	$8,998	$ 8,702	$ 9,367	$11,164	$8,995

Return of capital	1,328	892	1,036	691	437

Total distributions	$10,326	$ 9,594	$10,403	$11,855	$9,432

Item 7.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

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

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS (Continued)

(Unaudited)

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Statement of Income Data:
Basic rent income	582,821	582,139	583,345	629,319
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	6,869,702	-
Interest and dividend income	14,530	15,189	17,466	23,572
Total revenues	860,801	860,778	7,733,963	916,341

Interest on mortgages	591,006	591,006	594,578	646,755
Supervisory services	7,845	7,845	694,745	7,845
Amortization of mortgage refinancing costs	66,021	66,020	66,021	39,120
Amortization of leasing commissions	-	-	-	24,303
Depreciation of building improvements and equipment	146,720	146,720	151,784	151,784
Professional fees	-	-	3,125	68,679
Miscellaneous	700	-	-	386
Total expenses	812,292	811,591	1,510,253	938,872
Net income (loss)	48,509	49,187	6,223,710	(22,531)

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each period	$69	$70	$8,891	($32)

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

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to our financial statements, which are presented elsewhere in this annual report have been applied consistently as at December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

Revenue Recognition: Basic rental income, as defined in a long-term lease, is equal to the sum of the constant annual mortgage charges plus a fixed amount. Associates records basic rental income as earned on a monthly basis. Additional rent represents a fixed amount of the Lessee's net operating income, as defined, in each lease year and is recorded ratably over the twelve month period. Further additional rent, which is based on the net profits of the Lessee, as defined, is recorded by Associates when such amounts become determinable.

Financial Condition and Results of Operations

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

The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 2004:

(a) Total income increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. Such increase is the net result of an increased amount of basic rent income and Further Additional Rent received by Registrant in 2004 and a decrease in dividend and interest income. Total income decreased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. Such decrease is the net result of an increased amount of basic rent income and dividend and interest income and a decreased amount of Further Additional Rent received by the Registrant in 2003. See Note 4 of the Notes.

(b) Total expenses increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. Such increase is the result of an increase in mortgage interest, depreciation of assets and the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 2004. Total expenses increased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. Such increase is the net result of an increase in mortgage interest and depreciation of assets and a decrease in the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 2003.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market.

Liquidity and Capital Resources

Registrant's liquidity has increased at December 31, 2004 as compared to December 31, 2003, due to new financing to fund capital improvement program costs in 2004. Costs relating to the improvement program are funded from proceeds of the first mortgage of $84,000,000, of which $49,000,000 has been drawn down at December 31, 2004. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

The mortgage matures on November 5, 2014. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the mortgage balance at maturity.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Member. The table below sets forth as to each Member as of December 31, 2004 the following: name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Member:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	71	Father of Anthony E. Malkin and Scott D. Malkin	Real Estate Supervision	Senior Partner and Chairman Wien & Malkin LLP	1970
Anthony E. Malkin	43	Son of Peter L. Malkin, brother of Scott D. Malkin	Real Estate Supervision and Management	President, Supervisory Services of Wien & Malkin LLP and President of W&M Properties, L.L.C.	1997
Scott D. Malkin	46	Son of Peter L. Malkin, brother of Anthony E. Malkin	Chairman and CEO of real estate development company	CEO of S.D. Malkin Properties, Inc.	1997
Mark Labell	52	None	Real Estate Supervision	Partner Wien & Malkin LLP	1998
Thomas N. Keltner, Jr.	58	None	Real Estate Supervision	Partner Wien & Malkin LLP	1996
Jack K. Feirman	59	None	Real Estate Supervision	Partner Wien & Malkin LLP	1998
Fred C. Posniak	59	None	Real Estate Supervision	Leasing Director Wien & Malkin LLP	2001

As stated above, six of the seven members who are acing as Agents for other members hold senior positions at Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

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

No remuneration was paid during the current fiscal year ended December 31, 2004 by Registrant to any of the Members as such. Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing an annual return of 14% on the Participants' remaining cash investment in Registrant (which remaining cash investment, at December 31, 2004, was equal to the Participant's original cash investment of $7,000,000). Pursuant to such fee arrangements, Registrant paid Supervisor a total of $718,280 (consisting of $24,000 as an annual basic payment for supervisory services and $694,280 as an additional payment for supervisory services) during the fiscal year ended December 31, 2004. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

Item 12. Security Ownership of Certain Beneficial Owners

and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2004, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2004, the Member (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

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

At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $135,700 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $107,514 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.

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

See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 2004, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the members in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each of the six members who hold senior positions at Supervisor, by reason of his interests in Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interests of the member in any remuneration paid or given by Registrant to Supervisor arises solely from such member's interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

(b) Reference is made to paragraph (a) above.

(c) Not applicable.

(d) Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLP, the Agent of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2004 and December 31, 2003 were as follows:

Fee Category 2004 2003

Audit Fees $26,768 $18,350

Audit-Related Fees 5,292 12,500

Tax Fees 4,000 4,000

All Other Fees 450 450

Total Fees $36,510 $35,300

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements and are not reported under "Audit Fees." In 2004, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

All Other Fees. In 2004 and 2003, these services include filing of Federal tax returns electronically.

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

For all services, Registrant's senior management submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor can provide from time-to-time during the year. All fee proposals for those non-audit services must be approved in advance in writing by the member of the Registrant's supervisor acting in the capacity of Chief Financial Officer. The Agents of Registrant will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

PART IV

Item 154. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm of J. H. Cohn LLP,

dated March 21, 2005.

Balance Sheets at December 31, 2004 and at December 31, 2003 (Exhibit A).

Statements of Income for the fiscal years ended December 31, 2004, 2003 and 2002. (Exhibit B).

Statement of Members' Deficiency for the fiscal year ended December 31, 2004 (Exhibit C-1).

Statement of Members' Deficiency for the fiscal year ended December 31, 2003 (Exhibit C-2).

Statement of Members' Deficiency for the fiscal year ended December 31, 2002 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended December 31, 2004, 2003 and 2002 (Exhibit D).

Notes to Financial Statements for the fiscal years ended December 31, 2004, 2003 and 2002.

(2) Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31, 2004 (Schedule III).

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

Date: April 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: April 19, 2005

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

Date: April 19, 2005

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

Date: April 19, 2005

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

13 (b)

Letter to Participants, dated November 30,

2004 and accompanying financial reports for the lease year ended September 30, 2004. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 19, 2005

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 19, 2005

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

[LETTERHEAD OF J.H. COHN LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the participants in 60 East 42nd St. Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying balance sheets of 60 East 42nd St. Associates L.L.C. as of December 31, 2004 and 2003, and the related statements of income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2004, and the supporting financial statement schedule of Real Estate and Accumulated Depreciation as contained in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/S/ J.H. Cohn LLP

New York, N. Y.

March 21, 2005

EXHIBIT A

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

BALANCE SHEETS

December 31,
2004	2003
ASSETS

Real Estate (Notes 2a, 3 and 12):
Land		$7,240,000		$7,240,000
Buildings	$16,960,000		$16,960,000
Less: Accumulated depreciation	16,960,000	-	16,960,000	-
Building improvements and equipment	25,008,318		23,127,711
Less: Accumulated depreciation	3,386,986	21,621,332	2,789,978	20,337,733
Building improvements in progress		4,773,698		-
Cash and cash equivalents:
Cash in banks and money market fund	$237,946		$ 446,637
Cash in distribution account held by Wien & Malkin LLP (Note 10)	87,202	325,148	87,202	533,839

Cash segregated for payment of building improvement costs		9,838,010		6,546,242
Other Assets:
Leasing commissions	554,771
Less: Accumulated amortization	24,303	530,468
Mortgage refinancing costs, less accumulated amortization of $17,128 in 2004 and $1,141,042 in 2003 (Note 2b)		2,038,216		220,054
TOTAL ASSETS		$46,366,872		$34,877,868

LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
First and second mortgages payable (Note 3)		$49,000,000		$40,000,000
Due to lessee, a related party (Note 12)		4,810,035		789,874
Building improvement costs payable		-		734,042
Accrued mortgage interest		218,050		110,734
Accrued expenses		25,216		-
TOTAL LIABILITIES		54,053,301		41,634,650

Commitments and contingencies (Notes 11 and 12)
Members' Deficiency (Exhibit C)	(7,686,429)	(6,756,782)
TOTAL LIABILITIES AND MEMBERS' DEFICIENCY	$46,366,872	$34,877,868

See accompanying notes to financial statements.

EXHIBIT B

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF INCOME

Year ended December 31
2004	2003	2002
Revenues:
Rent income, from a related party (Note 4)	$10,301,126	$9,870,845	$10,041,985
Interest and dividend income	70,757	74,863	68,212
TOTAL REVENUES	10,371,883	9,945,708	10,110,197

Expenses:

Interest on mortgages (Note 3)	2,423,345	2,367,596	2,087,608
Supervisory services, to a related party (Note 5)	718,280	661,310	724,211
Amortization of leasing commissions	24,303	-	-
Amortization of mortgage refinancing costs (Note 2b)	237,182	264,081	264,082
Depreciation of building improvements and equipment (Note 2a) Professional fees, including amounts paid to a related party (Note 6)	597,008 71,804	551,265 9,850	458,324 18,864
Miscellaneous	1,086	-	-

TOTAL EXPENSES	4,073,008	3,854,102	3,553,089

NET INCOME, CARRIED TO MEMBERS' DEFICIENCY (NOTE 9)	$6,298,875	$6,091,606	$6,557,108

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each year	$8,998	$ 8,702	$ 9,367

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

EXHIBIT C-3

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS' DEFICIENCY YEAR ENDED DECEMBER 31, 2002

			Members'
Members'			Deficiency
Deficiency	Share of		December 31,
January 1, 2002	net income	Distributions	2002

Jack Feirman Group	$(772,545)	$936,730	$1,040,271	$(876,086)

Mark Labell Group	(772,545)	936,730	1,040,271	(876,086)

Fred Posniak Group	(772,544)	936,730	1,040,272	(876,086)

Anthony E. Malkin Group	(772,544)	936,730	1,040,271	(876,085)

Peter L. Malkin Group	(772,544)	936,729	1,040,271	(876,086)

Scott D. Malkin Group	(772,545)	936,730	1,040,271	(876,086)

Thomas N. Keltner Jr. Group	(772,545)	936,729	1,040,271	(876,087)

	$(5,407,812)	$6,557,108	$7,281,898	$(6,132,602)

See accompanying notes to financial statements.

EXHIBIT C-1

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY YEAR ENDED DECEMBER 31, 2004

			Members'
Members'			Deficiency
Deficiency	Share of		December 31,
January 1, 2004	net income	Distributions	2004

Jack Feirman Group	$ (965,254)	$899,839	$1,032,646	$(1,098,061)

Mark Labell Group	(965,255)	899,840	1,032,646	(1,098,061)

Fred Posniak Group	(965,254)	899,839	1,032,646	(1,098,061)

Anthony E. Malkin Group	(965,254)	899,839	1,032,646	(1,098,061)

Peter L. Malkin Group	(965,255)	899,840	1,032,646	(1,098,061)

Scott D. Malkin Group	(965,255)	899,839	1,032,646	(1,098,062)

Thomas N. Keltner Jr. Group	(965,255)	899,839	1,032,646	(1,098,062)

	$(6,756,782)	$6,298,875	$7,228,522	$(7,686,429)

See accompanying notes to financial statements.
EXHIBIT D
60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENTS OF CASH FLOWS
Year ended December 31,
2004	2003	2002
Cash flows from operating activities:
Net income	$6,298,875	$6,091,606	$ 6,557,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	597,008	551,265	458,324
Amortization of leasing commissions	24,303	-	-
Amortization of mortgage refinancing costs	237,182	264,081	264,082
Change in leasing commissions	(554,771)	-	-
Change in accrued expenses	132,532	-	55,700

Net cash provided by operating activities	6,735,129	6,906,952	7,335,214
Cash flows from investing activities:
Purchase of building improvements and equipment	(3,920,629)	(2,047,470)	(6,463,962)
Use of cash segregated for payment of building improvement costs	(3,291,768)	1,963,858	(8,510,100)

Net cash used in investing activities	(7,212,397)	(83,612)	(14,974,062)

Cash flows from financing activities:
Proceeds from refinancing	49,000,000	-	14,979,186
Payments of prior mortgages	(40,000,000)	-	-
Payments for refinancing costs	(2,055,344)	-	-
Cash distributions	(7,228,522)	(6,715,786)	(7,281,898)
Change in amounts due to lessee	552,443	218,179	(1,801,084)
Net cash provided by (used in) financing activities	268,577	(6,497,607)	5,896,204

Net change in cash and cash equivalents	(208,691)	325,733	(1,742,644)

Cash and cash equivalents, beginning of year	533,839	208,106	1,950,750

CASH AN D CASH ECASH AND CASH EQUIVALENTS, END OF YEAR	$325,148	$ 533,839	$ 208,106

Supplemental disclosure of cash flow information:	2004	2003	2002
Cash paid for:
Interest	$2,316,025	$2,367,596	$2,031,908

Supplemental disclosure of non-cash investing and financing activities: Short-term debt owed to lessee and others for purchase of building improvements	$2,733,676	$ -	$1,050,193

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

In connection with the building improvements program which began in 1999 (see Note 12), costs totaling $23,434,183 have been incurred through December 31, 2004 for new building improvements ($23,304,183) and equipment ($130,000) which have been put into service. These assets are depreciated on the straight-line method by annual charges to operations calculated to absorb the cost of assets over their estimated lives.

b. Mortgage Refinancing Costs, Amortization and Related Party Transactions:

Mortgage refinancing costs are being amortized ratably over the term of the mortgage.

Included in the refinancing costs at December 31, 2004 are payments of $118,964 made in 2004 to the firm of Wien & Malkin LLP, a related party.

    Valuation of Long-Lived Assets:

Associates periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected cash flows method.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

2. Summary of Significant Accounting Policies (continued)

    Revenue Recognition:

Basic rental income, as defined in a long-term lease, is equal to the sum of the constant annual mortgage charges plus a fixed amount. Associates records basic rental income as earned on a monthly basis. Additional rent represents a fixed amount of the Lessee's net operating income, as defined, in each lease year and is recorded ratably over the twelve month period. Further additional rent, which is based on the net profits of the Lessee, as defined, is recorded by Associates when such amounts become determinable.

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

  First Mortgage Payable

On November 29, 2004 a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn down to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent drawdowns will pay for capital improvements as needed. The initial drawdown of $49,000,000 and all subsequent drawdowns require constant equal monthly payments totaling $2,616,600 per annum for interest only, at the rate of 5.34% per annum until July 5, 2007 and thereafter, commencing August 5, 2007, equal payments of $507,838 applied to interest and then principal, calculated on a 25 year amortization schedule. The mortgage matures on November 5, 2014.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

  First Mortgage Payable (continued)

The following is a schedule of future minimum principal payments in years subsequent to December 31, 2004:

Year ending

December 31,

2007 $642,023

2008 1,616,718

2009 1,719,098

Thereafter 80,022,161

$84,000,000

As of December 31, 2004, Associates was holding approximately $9,838,000 of the mortgage loan proceeds set aside to pay for the Program.

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates' mortgage debt based on available information is equal to its carrying value at December 31, 2004. The estimated fair value of Associate's mortgage debt at December 31, 2003 was $40,400,000.

4. Related Party Transactions - Rent Income

Rent income for the years ended December 31, 2004, 2003 and 2002, totaling $10,301,126, $9,870,845 and $10,041,985, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

2004	2003	2002
	Basic rent income	$2,377,624	$ 2,317,049	$ 2,043,396
	Advance of additional rent	1,053,800	1,053,800	1,053,800
	Further additional rent	6,869,702	6,499,996	6,944,789
		$10,301,126	$ 9,870,845	$10,041,985

The lease, as modified, provides for an annual basic rent equal to the sum of the constant 60 EAST 42nd ST. ASSOCIATES L.L.C.

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

Under the building improvement program (see Note 12), the increase in debt service attributable to an increase in the mortgage is funded by a corresponding increase in basic rent payable by the Lessee.

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

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

  Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2004, 2003 and 2002, totaling $718,280, $661,310 and $724,211, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are members in Associates.

Basic fees for supervisory services are $24,000 per annum. Wien & Malkin LLP receives an additional supervisory fee each year equal to 10% of distributions to participants for any year in excess of 14% of their cash investment of $7,000,000.

6. Related Party Transactions - Professional Fees

Professional fees for the years ended December 31, 2004, 2003 and 2002 include $67,253, $-0-, and $17,222, respectively, inclusive of disbursements, paid or accrued to the firm of Wien & Malkin LLP, a related party

7. Number of Participants

There were approximately 791 participants in the participating groups at December 31, 2004.

8. Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.

9. Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2004, 2003 and 2002, based on 700 participation units outstanding during each year, consisted of the following:

	Year ended December 31,
	2004	2003	2002
Income	$8,998	$8,702	$ 9,367
Return of capital	1,328	892	1,036
TOTAL DISTRIBUTIONS	$10,326	$9,594	$10,403

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

10. Concentration of Credit Risk

Associates maintains cash balances in two banks and in a distribution account held by Wien & Malkin LLP. In addition, it maintains cash in a Fidelity money market fund (U.S. Treasury Portfolio). The bank balances are insured by the Federal Deposit Insurance Corporation up to $100,000 each, and at December 31, 2004 approximately $135,000 was not insured. The distribution account held by Wien & Malkin and the money market fund are not insured. The funds held in the distribution account were paid to the participants on January 1, 2005.

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

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Lessee's managing agent since September 1997, in fact never received a valid assignment to become Lessee's managing agent. Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. Helmsley-Spear has requested leave to appeal the Appellate Division's decision.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

  Contingencies (continued)

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-

Spear and has no record or beneficial interest in Associates or the Lessee, brought litigation against Associates' supervisor, Wien & Malkin and Peter L. Malkin (or his affiliate), claiming misconduct and seeking damages and disqualification from performing services for the Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

At the Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by the Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear has been discharged. Helmsley-Spear's subsequent appeals since September 2002 have been denied, and the proponents believe the time has expired for further Helmlsey-Spear appeal, so that the court's confirmation of the May 20, 2002 vote to replace Helmsley-Spear may now be considered final. Helmsley-Spear has indicated it believes it has further appeal rights but has not to date filed any further appeal. Since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by Newmark and Company.

In accordance with the Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statement, the solicitation of votes and the implementation of the new program are being paid by the Lessee. Such payments have totaled $285,780 to December 31, 2004, including $75,000 to Wien & Malkin plus disbursements of $7,212.

12. Building Improvements Program and Agreement to Extend Lease

In 1999 the participants of Associates and the Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000 and expected to take two to three years to complete. In 2000 the participants of Associates and the Lessee approved an increase to the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved.

In 2004, the participants of Associates and the Lessee approved an increase in the Program from approximately $28,000,000 to up to $100,000,000 under substantially the same conditions as had previously been approved.

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

December 31, 2004

Column

A Description Land, buildings and building improvements

and equipment situated at 60 East 42nd Street

and 301 Madison Avenue, New York, N.Y.

B Encumbrances -

Prudential Insurance Company at December 31, 2004 $49,000,000

C Initial cost to company

Land $ 7,240,000

Buildings $16,960,000

D Cost capitalized subsequent to acquisition

Building improvements and equipment $29,782,016

Carrying costs $   None

E Gross amount at which carried at close of period

Land $ 7,240,000

Buildings, building improvements and equipment 46,742,016

Total $53,982,016(a)

F Accumulated depreciation $20,346,986(b)

G Date of construction 1930

H Date acquired October 1, 1958

I Life on which depreciation in latest income

statements is computed 39 years for building improvements

and 7 years for equipment

(a) Gross amount of real estate

Balance at January 1, 2002 $38,082,233

Purchase of building improvements and equipment and construction in progress (expenditures advanced by Lessee, a related party, and recorded by Associates):

F/Y/E 12/31/02 $7,514,155

12/31/03 1,731,323

12/31/04 6,654,305 15,899,783

Balance at December 31, 2004 $53,982,016

The costs for federal income tax purposes are the same as for financial statement purposes.

(b) Accumulated depreciation

Balance at January 1, 2002 $18,740,389

Depreciation:

F/Y/E 12/31/02 458,324

12/31/03 551,265

12/31/04 597,008 1,606,597

Balance at December 31, 2004 $20,346,986