Form 10-Q
period 2005-03-31
60 EAST 42ND STREET ASSOCIATES
filed 2005-05-31
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd Street Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2005 2004

Income:

Basic rent, from a related party (Note B)	$657,457	$582,820
Additional rent, from a related party (Note B)	263,450	263,450
Dividend income	55,017	14,531
Total income	$975,924	$860,801

Expenses:

Interest on mortgages (Note B)	$706,475	$591,006
Supervisory services, to a related party (Note C)	7,845	7,845
Depreciation of building improvements and equipment	173,574	146,720
Amortization of mortgage refinancing costs	51,489	66,020
Amortization of leasing commissions	29,219	0
Special fees (Note D)	140	0
Miscellaneous expense	733	700
Total expenses	969,475	812,291
Net Income	$6,449	$ 48,510
Earnings per $10,000 participation unit, based on 700 participation units outstanding during the period	$ 9.21	$ 69.30

Distributions per $10,000 participation unit

consisted of the following:

Income	$ 9.21	$ 69.30
Return of Capital	364.51	304.42
Total distributions	$ 373.72	$ 373.72

At March 31, 2005 and 2004, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

		March 31, 2005		December 31, 2004
Real estate:
Land		$ 7,240,000		$ 7,240,000
Buildings	16,960,000		16,960,000
Less, accumulated depreciation	16,960,000	0	16,960,000	0

Building improvements and equipment	28,809,154		25,008,318
Less, accumulated depreciation	3,560,560	25,248,594	3,386,986	21,621,332

Building improvements in progress		7,951,633		4,773,698

Cash in banks and money market fund		113,050		325,148
Receivable from participants re: NYS estimated tax		36,048		0
Cash segregated for payment of building improvement costs		6,962,199		9,838,010

Mortgage refinancing costs	2,059,544		2,055,344
Less, accumulated amortization	68,617	1,990,927	17,128	2,038,216

Leasing commissions	898,330		554,771
Less, accumulated amortization	53,522	844,808	24,303	530,468

Total assets		$50,387,259		$46,366,872

Liabilities and Members' Deficiency:
Liabilities:
First and second mortgage payable		$53,250,000		$49,000,000
Due to lessee		4,841,881		4,810,035
Accrued expenses		236,963		243,266
Total liabilities		$58,328,844		$54,053,301

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

	March 31, 2005	December 31, 2004
Members' deficiency:
Members'deficiency, January 1,	$(7,686,429)	$(6,756,782)
Add, Net income:
January 1, 2005 through March 31, 2005	6,449	0
January 1, 2004 through December 31, 2004	0	6,298,875
	(7,679,980)	(457,907)
Less Distributions:
Monthly distributions
January 1, 2005 through March 31, 2005	261,605	0
January 1, 2004 through December 31, 2004	0	1,046,420
Additional distribution on November 30, 2004	0	6,182,102
Total distributions	261,605	7,228,522
Members' deficiency:
March 31, 2005	(7,941,585)
December 31, 2004		(7,686,429)
Total liabilities and members' deficiency:
March 31, 2005	$50,387,259	0
December 31, 2004		$46,366,872

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2005 January 1, 2004

through through

March 31, 2005 March 31, 2004

Cash flows from operating activities:
Net income	$6,449	$ 48,510
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building improvements and equipment	173,574	146,720
Amortization of mortgage refinancing costs	51,489	66,020
Amortization of leasing commissions	29,219	0
Change in leasing commissions	(343,559)	0
Accrued expenses	(6,303)	(2)

Net cash provided by (used in) operating activities	(89,131)	261,248

Cash flows from investing activities:
Purchase of building improvements and equipment	(6,978,771)	0
Change in cash segregated for payment of building improvement costs	2,875,811	60,814
Change in receivable from participants	(36,048)	(40,130)

Net cash provided by (used in) investing activities	(4,139,008)	20,684

Cash flows from financing activities:
Proceeds from refinancing	4,250,000	0
Payments for refinancing costs	(4,200)	0
Cash distributions	(261,605)	(261,605)
Change in amounts due to lessee	31,846	(1,722)

Net cash provided by (used in) financing activities	4,016,041	(263,327)

Net increase (decrease) in cash and cash equivalents	(212,098)	18,605
Cash and cash equivalents, beginning of period	325,148	533,839
Cash and cash equivalents, end of period	$ 113,050	$ 552,444

Cash paid for:
Interest	$687,563	$591,006

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2005 2004

Supplemental disclosure of

noncash investing and financing

activities:

Short-term debt owed to lessee

and others incurred for purchase

of building improvements $ - $ 829,056

========== ==========

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2005, its results of operations and cash flows for the three months ended March 31, 2005 and 2004, and its changes in Members' deficiency for the three months ended March 31, 2005. Information included in the condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2004 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. Lessee is a limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family. Six of the seven members in Registrant are at Wien & Malkin LLP (the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Note C of this Item 1.

The Lease has one additional 25-year term which, if exercised by Lessee, will extend the Lease until September 30, 2033. In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $22,800,000 and expected to take approximately three years to complete. In 2000, the Participants and the Lessee approved an increase to the program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made.

The Lease, as modified March 1, 2000, provides that Lessee is required to pay Registrant:

(i) annual basic rent (the "Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant installment payments of interest and amortization (excluding any balloon principal due at maturity) payable during such year under all mortgages to which the Lease is subordinate, provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $100,000,000 (in accord with the 2004 program approved by the Participants), plus refinancing costs.

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

On November 29, 2004 a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn down to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent drawdowns will pay for capital improvements as needed. The initial drawdown of $49,000,000 and all subsequent drawdowns require constant equal monthly payments totaling $2,616,600 per annum for interest only, at the rate of 5.34% per annum until July 5, 2007 and thereafter, commencing August 5, 2007, equal payments of $507,838 applied to interest and then principal, calculated on a 25 year amortization schedule. An additional $4,250,000 was drawn down in the first quarter of 2005. The mortgage matures on November 5, 2014.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

The refinancing costs of $2,059,544 were capitalized by Registrant and are being expensed ratably over the term of the mortgage.

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment ("Additional Fee"). At March 31, 2005, the Participants' remaining cash investment was $7,000,000. Supervisor receives $7,380 a year as an advance against the Additional Fee, which Registrant expenses each month.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the three month period ended March 31, 2005 by Registrant to any of the Members as such. For the lease year ended September 30, 2004, Registrant incurred $686,900 as an additional payment for services performed by Supervisor.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 2005, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee and Registrant. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each Member who holds a position at Supervisor (which supervises Registrant and Lessee) may, by reason of his position at Supervisor, receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of March 31, 2005, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing 0.88% of the currently outstanding participations therein.

In addition, as of March 31, 2005, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

During the three months ended March 31, 2005, special fees of $140 were paid to the firm of Wien & Malkin LLP, a related party.

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

Registrant does not pay dividends. During the three month period ended March 31, 2005, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2004, Registrant made an additional distribution of $8,831.57 for each $10,000 participation. Such distribution represented Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and reserves for New York State non-resident taxes and state fees. See Notes B and C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant are affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total income increased for the three-month period ended March 31, 2005, as compared with the three-month period ended March 31, 2004. Such increase is the result of an increase in Basic Rent income to cover an increase in debt service and an increase in dividend income rent for the period ended March 31, 2005, as compared with the period ended March 31, 2004.

Total expenses increased for the three-month period ended March 31, 2005, as compared with the three-month period ended March 31, 2004. Such increase is the result of an increase in interest on the mortgage paid by Registrant, depreciation of building improvements and equipment, amortization of leasing commissions and special fees and miscellaneous expenses for the period ended March 31, 2005, as compared with the period ended March 31, 2004.

Liquidity and Capital Resources

Registrant's liquidity has decreased at March 31, 2005 as compared with March 31, 2004 as a result of payments being made on the improvement program. However, costs relating to the improvement program are funded from proceeds of the first mortgage of $84,000,000, of which $53,250,000 has been drawn at March 31, 2005. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following material pending litigation:

Wien & Malkin LLP and Peter L. Malkin, a member of Registrant, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the property in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by Registrant or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrants' allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal., On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Lessee's managing agent since September 1997, in fact never received a valid assignment to become Lessee's managing agent. Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and such decision is stayed pending appeal.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Registrant or Lessee, brought litigation against Lessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

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

Dated: May 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: May 31, 2005

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

Date: May 31, 2005

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

Date: May 31, 2005

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
13 (a)

Letter to Participants dated April 29, 2005 and supplementary financial reports for the fiscal year ended December 31, 2004. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 31, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 31, 2005

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