Form 10-Q
period 2005-06-30
60 EAST 42ND STREET ASSOCIATES
filed 2005-08-24
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months For the Six Months Ended June 30, Ended June 30,

2005 2004 2005 2004

Income:
Basic rent, from a related party (Note B)	$ 682,918	$ 582,139	$1,340,375	$1,164,960
Additional rent, from a related party (Note B)	263,450	263,450	526,900	526,900
Interest and dividend income	33,970	15,189	88,987	29,720
Total income	$ 980,338	$ 860,778	$1,956,262	$1,721,580
Expenses:
Interest on mortgages (Note B )	$ 710,888	$ 591,006	$1,417,362	$1,182,012
Supervisory services, to a related party (Note C)	7,845	7,845	15,690	15,690
Depreciation of building improvements and equipment	173,574	146,720	347,148	293,440
Amortization of mortgage refinancing costs	51,489	66,020	102,977	132,040
Amortization of leasing commissions	37,836	0	67,056	0
Fees (Note D)	3,750	0	3,890	0
Miscellaneous	0	0	733	700
Total expenses	$ 985,382	$ 811,591	1,954,856	$1,623,882
Net Income (Loss)	$ (5,044)	$ 49,187	$ 1,406	$ 97,698
Earnings (Loss) per $10,000 participation unit, based on 700 participation units outstanding during the period	$ (7.21)	$ 70.27	$ 2.01	$ 139.57
Distributions per $10,000 participation unit consisted of the following: Income Return of Capital Total distributions	$ 0 373.72 $ 373.72	$ 70.27 303.45 $ 373.72	$ 2.01 745.43 $ 747.44	$ 139.57 607.87 $ 747.44

At June 30, 2005 and 2004, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

		June 30, 2005		December 31, 2004
Real estate:
Land		$ 7,240,000		$ 7,240,000
Buildings	16,960,000		16,960,000
Less, accumulated depreciation	16,960,000	0	16,960,000	0

Building improvements and equipment	28,809,154		25,008,318
Less, accumulated depreciation	3,734,134	25,075,020	3,386,986	21,621,332

Building improvements in progress		11,731,915		4,773,698

Cash in banks and money market fund		110,931		325,148
Receivable from participants re: NYS estimated tax		104,972		0
Cash segregated for payment of building improvement costs		3,127,265		9,838,010

Mortgage refinancing costs	2,059,544		2,055,344
Less, accumulated amortization	120,105	1,939,439	17,128	2,038,216

Leasing commissions	1,090,534		554,771
Less, accumulated amortization	91,358	999,176	24,303	530,468

Total assets		$50,328,718		$46,366,872

Liabilities and Members' Deficiency:

Liabilities:
Due to Lessee		5,049,988		4,810,035
Accrued expenses		236,963		243,266
Long-term debt: First and
second mortgage payable		53,250,000		49,000,000
Total liabilities		$58,536,951		$54,053,301

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

	June 30, 2005	December 31, 2004
Members' deficiency:
Members'deficiency, January 1,	$(7,686,429)	$(6,756,782)
Add, Net income:
January 1, 2005 through June 30, 2005	1,406	0
January 1, 2004 through December 31, 2004	0	6,298,875
	(7,685,023)	(457,907)
Less Distributions:
Monthly distributions
January 1, 2005 through June 30, 2005	523,210	0
January 1, 2004 through December 31, 2004	0	1,046,420
Additional distribution on November 30, 2004	0	6,182,102
Total distributions	523,210	7,228,522
Members' deficiency:
June 30, 2005	(8,208,233)
December 31, 2004		(7,686,429)
Total liabilities and members' deficiency:
June 30, 2005	$50,328,718	0
December 31, 2004		$46,366,872

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2005 January 1, 2004

through through

June 30, 2005 June 30, 2004

Cash flows from operating activities:
Net income	$1,406	$ 97,698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building improvements and equipment	347,148	293,440
Amortization of mortgage refinancing costs	102,977	132,040
Amortization of leasing commissions	67,056	0
Change in leasing commissions	(535,763)	0
Accrued expenses	(6,303)	(3,576)

Net cash provided by (used in) operating activities	(23,479)	519,602

Cash flows from investing activities:
Purchase of building improvements and equipment	(10,759,053)	0
Change in cash segregated for payment of building improvement costs	6,710,745	45,947
Change in receivable from participants	(104,972)	(113,826)

Net cash used in investing activities	(4,153,280)	(67,879)

Cash flows from financing activities:
Proceeds from refinancing	4,250,000	0
Payments for refinancing costs	(4,200)	0
Cash distributions	(523,210)	(523,210)
Change in amounts due to lessee	239,952	(1,452)

Net cash provided by (used in) financing activities	3,962,542	(524,662)

Net decrease in cash and cash equivalents	(214,217)	(72,939)
Cash and cash equivalents, beginning of period	325,148	533,839
Cash and cash equivalents, end of period	$ 110,931	$ 460,900

Cash paid for:
Interest	$1,398,450	$1,185,588

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

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004. Information included in the condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2004 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The Lease has one additional 25-year term which, if exercised by Lessee, will extend the Lease until September 30, 2033. In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $22,800,000 and expected to take approximately three years to complete. In 2000, the Participants and the Lessee approved an increase in the program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made.

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

On November 29, 2004 a new first mortgage was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn down to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent drawdowns will pay for capital improvements as needed. The initial drawdown of $49,000,000 and all subsequent drawdowns require constant equal monthly payments totaling $2,616,600 per annum for interest only, at the rate of 5.34% per annum, until July 5, 2007 and thereafter, commencing August 5, 2007, equal monthly payments of $507,838 applied to interest and then principal, calculated on a 25-year amortization schedule. An additional $4,250,000 was drawn down in the first quarter of 2005. The mortgage matures on November 5, 2014.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

The refinancing costs of $2,059,544 were capitalized by Registrant and are being expensed ratably over the term of the mortgage.

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment ("Additional Fee"). At June 30, 2005, the Participants' remaining cash investment was $7,000,000. Supervisor receives $7,380 a year as an advance against the Additional Fee, which Registrant expenses monthly.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid by Registrant during the six-month period ended June 30, 2005 to any of the Members as such. For the lease year ended September 30, 2004, Registrant incurred $686,900 as an Additional Fee for services performed by Supervisor.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 2005, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a Member interest in Lessee and Registrant. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each Member who holds a position at Supervisor (which supervises Registrant and Lessee) may, by reason of his position at Supervisor, receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of June 30, 2005, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing 0.88% of the currently outstanding Participations therein.

In addition, as of June 30, 2005, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations

Note D Fees

During the six months ended June 30, 2005, special fees of $140 were paid to the firm of Wien & Malkin LLP, a related party.

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

Registrant does not pay dividends. During the six month period ended June 30, 2005, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2004, Registrant made an additional distribution of $8,831.57 for each $10,000 participation. Such distribution represented Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Fee to Supervisor and reserves for New York State non-resident income taxes and state fees. See Notes B and C.

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

Total income increased for the six-month period ended June 30, 2005, as compared with the six-month period ended June 30, 2004. Such increase is the result of an increase in Basic Rent income to cover an increase in debt service and an increase in interest and dividend income for the period ended June 30, 2005, as compared with the period ended June 30, 2004.

Total expenses increased for the six-month period ended June 30, 2005, as compared with the six-month period ended June 30, 2004. Such increase is the result of an increase in interest on the mortgage paid by Registrant, depreciation of building improvements and equipment, amortization of leasing commissions, fees and miscellaneous expenses as well as a decrease in amortization of mortgage refinancing costs for the period ended June 30, 2005, as compared with the period ended June 30, 2004.

The net loss for the quarter ended June 30, 2005 was $5,044 compared with net income of $49,187 for the quarter ended June 30, 2004. The loss this quarter is attributable to an increase in mortgage interest expense and depreciation on building improvements and equipment and amortization of leasing commissions. Although the increase in interest expense is offset by a corresponding increase in basic rent received from the Lessee, provided Lessee continues to make payments in accord with the Lease, a timing difference results in an insignificant net increase in interest expense this quarter, after application of increased basic rent, as compared with the quarter ended June 30, 2004. The increase in interest expense results from an increase in mortgage loans to fund capital improvements at the Property from $40,000,000 at June 30, 2004 to $53,250,000 at June 30, 2005, which also results in increased depreciation and amortization expense on such additional property improvements. However, depreciation and amortization expense are not treated as expenses for purposes of computing Additional Rent and Further Additional Rent payable by Lessee to the Registrant, so that these expenses have no effect in determining such additional rents.

Liquidity and Capital Resources

Registrant's liquidity has decreased at June 30, 2005 as compared with June 30, 2004 as a result of payments made under the improvement Program. However, costs relating to the improvement Program are funded from proceeds of the first mortgage of $84,000,000, which matures on November 5, 2014, of which $53,250,000 has been drawn at June 30, 2005. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

If the Property continues to generate an annual net profit in future years comparable to that in past years, and if current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be sufficient to cover the Mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided from rental payments received by Lessee and, to the extent necessary, from additional capital investment by the Members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

  Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to them by others within those entities on a timely basis.

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

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismissed Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal. On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Lessee's managing agent since September 1997, in fact never received a valid assignment to become Lessee's managing agent. Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and such decision is stayed pending appeal.

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

Dated: August 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: August 24, 2005

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

Date: August 24, 2005

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

Date: August 24, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 24, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 24, 2005

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