Form 10-Q
period 2005-09-30
60 EAST 42ND STREET ASSOCIATES
filed 2005-12-09
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ] .

An Exhibit Index is located on Page 13 of this Report.

Number of pages (including exhibits) in this filing: 13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months For the Nine Months Ended September 30, Ended September 30,

2005 2004 2005 2004

Income:
Basic rent, from a related party (Note B)	$ 707,736	$ 583,345	$2,048,112	$1,748,305
Additional rent, from a related party (Note B)	263,450	263,450	790,350	790,350
Further additional rent from a related party
(Note B)	7,010,371	6,869,702	7,010,371	6,869,702
Interest and dividend income	9,152	17,466	98,138	47,187
Total income	$7,990,709	$7,733,963	$9,946,971	$9,455,544
Expenses:
Interest on mortgages( Note B )	$ 710,888	$ 594,578	$2,128,250	$1,776,590
Supervisory services, to a related party (Note C)	708,812	694,745	724,502	710,435
Depreciation of building improvements and equipment	222,039	151,784	569,187	445,224
Professional fees	0	3,125	3,890	3,125
Amortization of mortgage refinancing costs	52,777	66,020	155,754	198,061
Amortization of leasing commissions	46,782	0	113,838	0
Miscellaneous	0	0	733	700
Total expenses	$1,741,298	$1,510,252	$3,696,154	$3,134,135
Net Income	$6,249,411	$6,223,711	$6,250,817	$6,321,409
Earnings per $10,000 participation unit, based on 700 participation units outstanding during the period	$8,927.73	$8,891.02	$8,929.74	$9,030.58
Distributions per $10,000 participation unit consisted of the following: Income Return of Capital Total distributions	$ 373.72 0 $ 373.72	$ 373.72 0 $ 373.72	$1,121.16 0 $ 1,121.16	$1,121.16 0 $ 1,121.16

At September 30, 2005 and 2004, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

		September 30, 2005		December 31, 2004
Real estate:
Land		$ 7,240,000		$ 7,240,000
Buildings	16,960,000		16,960,000
Less, accumulated depreciation	16,960,000	0	16,960,000	0

Building improvements and equipment	38,874,578		25,008,318
Less, accumulated depreciation	3,956,173	34,918,405	3,386,986	21,621,332

Building improvements in progress		4,748,410		4,773,698

Cash in banks and money market fund		369,474		325,148
Receivable from participants re: NYS estimated tax		139,100		0
Cash segregated for payment of building improvement costs		420,842		9,838,010
Further additional rent due from lessee, a related party (Note B)		7,010,371

Mortgage refinancing costs	2,111,087		2,055,344
Less, accumulated amortization	172,882	1,938,205	17,128	2,038,216

Leasing commissions	1,274,638		554,771
Less, accumulated amortization	138,141	1,136,497	24,303	530,468

Total assets		$57,921,304		$46,366,872

Liabilities and Members' Deficiency:

Liabilities:
Accrued supervisory fees, to a related party		$ 700,967		$ 0
Due to Lessee		5,953,801		4,810,035
Accrued expenses		236,963		243,266
Long-term debt: mortgage payable		53,250,000		49,000,000
Total liabilities		$60,141,731		$54,053,301

60 East 42nd St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

	September 30, 2005	December 31, 2004
Members' deficiency:
Members'deficiency, January 1,	$(7,686,429)	$(6,756,782)
Add, Net income:
January 1, 2005 through September 30, 2005	6,250,817	0
January 1, 2004 through December 31, 2004	0	6,298,875
	(1,435,612)	(457,907)
Less Distributions:
Monthly distributions
January 1, 2005 through September 30, 2005	784,815	0
January 1, 2004 through December 31, 2004	0	1,046,420
Additional distribution on November 30, 2004	0	6,182,102
Total distributions	784,815	7,228,522
Members' deficiency:
September 30, 2005	(2,220,427)
December 31, 2004		(7,686,429)
Total liabilities and members' deficiency:
September 30, 2005	$57,921,304	0
December 31, 2004		$46,366,872

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2005 January 1, 2004

through through

September 30, 2005 September 30, 2004

Cash flows from operating activities:
Net income	$ 6,250,817	$ 6,321,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	569,187	445,224
Amortization of mortgage refinancing costs	155,754	198,061
Amortization of leasing commissions	113,838	0
Change in additional rent due from lessee	(7,010,371)	(6,869,702)
Change in leasing commissions	(719,868)	0
Accrued supervisory fees	700,967	686,900
Accrued expenses	(6,303)	(3,576)
Net cash provided by operating activities	54,021	778,316
Cash flows from investing activities:
Purchase of building improvements and equipment	(13,840,972)	0
Change in receivable from participants	(139,100)	(150,519)
Cash segregated for payment of building improvement costs	9,417,168	(43,165)
Net cash used in investing activities	(4,562,904)	(193,684)
Cash flows from financing activities:
Proceeds from refinancing	4,250,000	0
Payments for refinancing costs	(55,742)	0
Cash distributions	(784,815)	(784,815)
Change in amounts due to lessee	1,143,766	(311)
Net cash provided by (used in) financing activities	4,553,209	(785,126)
Net increase (decrease) in cash and cash equivalents	44,326	(200,494)
Cash and cash equivalents, beginning of period	325,148	533,839
Cash and cash equivalents, end of period	$ 369,474	$ 333,345
Cash paid for:
Interest	$2,109,337	$1,780,166

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,
	2005	2004
Supplemental disclosure of noncash investing and financing activities:
Short-term debt owed to lessee and others incurred for purchase of building improvements	$ -	$4,014,537

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. Information included in the condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2004 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to a third party. As of October 2, 2005, Registrant's members are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (individually, a "Member" and, collectively, the "Members"), each of whom also acts as an agent for holders of participations in the Registrant (individually, a "Participant" and, collectively, "Participants").

Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. Lessee is a limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family. The members in Registrant are at Wien & Malkin LLP (the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Note C of this Item 1.

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

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2005 was $7,010,371. After deducting a reserve of $700 for annual New York State limited liability company filing fees and $700,967 to Supervisor as an additional payment for supervisory services, the balance of $6,308,704 will be distributed to the Participants on November 30, 2005.

On November 29, 2004 a new first mortgage was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn down to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent drawdowns will pay for capital improvements as needed. The initial drawdown of $49,000,000 and all subsequent drawdowns require constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, when the full $84,000,000 is drawn down, equal monthly payments of $507,838 are required, applied to interest and then principal calculated on a 25-year amortization schedule. An additional $4,250,000 was drawn down in the first quarter of 2005. The mortgage matures on November 5, 2014.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

The refinancing costs of $2,111,087 were capitalized by Registrant and are being expensed ratably over the term of the mortgage.

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment ("Additional Fee"). At September 30, 2005, the Participants' remaining cash investment was $7,000,000. Supervisor receives $7,380 a year as an advance against the Additional Fee, which Registrant expenses monthly.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid by Registrant during the nine-month period ended September 30, 2005 to any of the Members as such. For the lease year ended September 30, 2005, Registrant incurred $700,967 as an Additional Fee for services performed by Supervisor.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 2005, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a Member interest in Lessee and Registrant. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each Member who holds a position at Supervisor (which supervises Registrant and Lessee) may, by reason of his position at Supervisor, receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee.

As of September 30, 2005, the Members owned of record and beneficially an aggregate $61,667 of participations in Registrant, representing 0.88% of the currently outstanding Participations therein.

In addition, as of September 30, 2005, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

During the nine months ended September 30, 2005, special fees of $140 were paid to the firm of Wien & Malkin LLP, a related party.

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

Registrant does not pay dividends. During the nine month period ended September 30, 2005, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2005, Registrant will make an additional distribution of $9,012.43 for each $10,000 participation. Such distribution represented Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Fee to Supervisor and reserves for New York State non-resident income taxes and state fees. See Notes B and C.

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

Total income increased for the nine-month period ended September 30, 2005, as compared with the nine-month period ended September 30, 2004. Such increase is the result of an increase in Basic Rent income to cover an increase in debt service, an increase in interest and dividend income and an increase in Further Additional Rent for the period ended September 30, 2005, as compared with the period ended September 30, 2004.

Total expenses increased for the nine-month period ended September 30, 2005, as compared with the nine-month period ended September 30, 2004. Such increase is the net result of an increase in interest on the mortgage paid by Registrant, an increase in the additional supervisory fee, depreciation of building improvements and equipment, amortization of leasing commissions and fees and a decrease in amortization of mortgage costs for the period ended September 30, 2005, as compared with the period ended September 30, 2004.

Liquidity and Capital Resources

Registrant's liquidity has increased slightly at September 30, 2005 as compared with September 30, 2004 as a result of increased Further Additional Rent due from the lessee at September 30, 2005. Registrant may from time to time set cash aside for contingent liabilities.

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

Dated: December 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: December 9, 2005

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

Date: December 9, 2005

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

Date: December 9, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 9, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 9, 2005

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