Form 10-K
period 2005-12-31
60 EAST 42ND STREET ASSOCIATES
filed 2006-04-24
CIK 90794

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

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

Lessee is a limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family. All three members in Registrant are at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2005, the Building was approximately 93% occupied by approximately 459 tenants who engage in various businesses, including law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

(b) The Mortgages

On November 29, 2004 a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn down to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent drawdowns will be used to pay for capital improvements as needed. The initial drawdown of $49,000,000 and all subsequent drawdowns require constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, when the full $84,000,00 is drawn down, equal monthly payments of $507,838 are required, applied to interest and then principal, calculated on a 25 year amortization schedule. An additional $9,250,000 was drawn down during 2005. The mortgage matures on November 5, 2014.

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

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2005 was $7,010,371. After deducting $700 for annual New York State limited liability company filing fees and payment of $700,967 to Supervisor as an additional payment for supervisory services, the balance of $6,308,704 was distributed to the Participants on November 30, 2005.

If the Mortgage is modified, the Basic Rent shall be equal to the Wien & Malkin LLP annual supervisory fee of $24,000 plus an amount equal to the annual debt service payments under the refinanced mortgage (not including any balloon principal payment due at maturity).

(d) Competition

Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $31.23 per square foot (exclusive of electricity charges and escalation) and current deals range from $38 to $50.

(e) Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then existing trends in the rental market for office space.

Item 2. Property.

Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by a Mortgage Loan with an unpaid principal balance of $58,250,000 at December 31, 2005. For a description of the terms of the Mortgage Loan, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.

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

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in the Lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismissed Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgement of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Lessee's managing agent since September 1997, in fact never received a valid assignment to become Lessee's managing agent. Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and on February 21, 2006 the Court of Appeals reversed the decision of the Arbitrators, including items (i), (ii), and (iii) in the preceding. Wien & Malkin and Peter Malkin are reviewing possible appeal of this ruling.

After the September 24, 1997 assignment of Lessee's management, the Schneider Corporation representing itself as "Helmsley-Spear" received $3,009,861 of overrides from Lessee. After the October 14, 2004 Appellate Division decision determined such assignment was invalid, Wien & Malkin as supervisor made written demand that the Schneider Corporation return those overrides for the benefit of Lessee investors. Following the February 21, 2006 ruling of the Court of Appeals reversing the Appellate Division, treatment of these overrides awaits final decision after any appeal.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Registrant or the Lessee, brought litigation against Lessee's supervisor, Wien & Malkin and Peter L. Malkin (or his affiliate), claiming misconduct and seeking damages and disqualification from performing services for the Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim has now been withdrawn and is no longer pending.

At the Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by the Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L.Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear has been discharged. Helmsley-Spear's subsequent appeals since September 2002 have been denied, and the proponents believe the time has expired for further Helmlsey-Spear appeal, so that the court's confirmation of the May 20, 2002 vote to replace Helmsley-Spear may now be considered final. Helmsley-Spear has indicated it believes it has further appeal rights but has not to date filed any further appeal. Since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by Newmark Knight Frank.

In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled $ 285,780 through December 31, 2005 (including fees of $75,000 plus disbursements of $7,212 to Wien & Malkin LLP).

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

(a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2005, Registrant was advised of 38 transfers of Participations. In four instances, the indicated purchase price was equal to 5.6 times the face amount of the Participation transferred, i.e., $14,025 for a $2,500 participation. In all other cases, no consideration was indicated.

(b) As of December 31, 2005, there were 801 holders of Participations of record.

(c) Registrant does not pay dividends. During each of the years ended December 31, 2005 and 2004, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. On November 30, 2005 and November 30, 2004, Registrant made additional distributions for each $10,000 Participation of $9,012.43 and $8,831.57, respectively. Such distributions represents Further Additional Rent payable by Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and fees to convert Registrant to a limited liability company. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

Item 6.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data for each of the last five years ended December 31, 2005. This information is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Year ended December 31

	2005	2004	2003	2002	2001

Basic rent income	$2,796,929	$2,377,624	$ 2,317,049	$ 2,043,396	$ 1,545,186

Advance of additional rent income	1,053,800	1,053,800	1,053,800	1,053,800	1,053,800

Further additional rent income	7,010,371	6,869,702	6,499,996	6,944,789	8,057,690

Interest and dividend income	128,510	70,757	74,863	68,212	142,019

Total revenues	10,989,610	10,371,883	$ 9,945,708	$10,110,197	$10,798,695

Net income	$ 6,153,768	$6,298,875	$ 6,091,606	$ 6,557,108	$ 7,814,714

Earnings per $10,000 participation unit, based on 700 participation units outstanding during the year	$ 8,791	$ 8,998	$ 8,702	$ 9,367	$ 11,164

Total assets	$57,422,999	$46,366,872	$34,877,868	$35,600,016	$22,040,811

Long-term obligations	$58,250,000	$49,000,000	None	$40,000,000	$25,020,814

Distributions per $10,000 participation unit, based on 700 participation units outstanding during the year:
Income	$ 8,791	$ 8,998	$ 8,702	$ 9,367	$11,164

Return of capital	1,716	1,328	892	1,036	691

Total distributions	$10,507	$10,326	$ 9,594	$10,403	$11,855

Item 7.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Statement of Income Data:
Basic rent income	$657,457	$682,918	$ 707,736	$748,818
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	7,010,371	-
Interest and dividend income	55,017	33,970	9,152	30,371
Total revenues	975,924	980,338	7,990,709	1,042,639

Interest on mortgages	706,475	710,888	710,888	773,187
Supervisory services	7,845	7,845	708,812	7,845
Amortization of mortgage refinancing costs	51,489	51,489	52,777	55,354
Amortization of leasing commissions	29,219	37,836	46,782	52,552
Miscellaneous expense	733	-	-	-
Depreciation of building improvements and equipment Professional fees	173,574 140	173,574 3,750	222,039 -	250,749 -
Total expenses	969,475	985,382	1,741,298	1,139,687

Net income (loss)	$ 6,449	$ (5,044)	$6,249,411	$ (97,048)
Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$ 9	$ (7)	$ 8,928	$ (139)

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS (Continued)

(Unaudited)

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Statement of Income Data:
Basic rent income	582,821	582,139	583,345	629,319
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	6,869,702	-
Interest and dividend income	14,530	15,189	17,466	23,572
Total revenues	860,801	860,778	7,733,963	916,341

Interest on mortgages	591,006	591,006	594,578	646,755
Supervisory services	7,845	7,845	694,745	7,845
Amortization of mortgage refinancing costs	66,021	66,020	66,021	39,120
Amortization of leasing commissions	-	-	-	24,303
Depreciation of building improvements and equipment Professional fees	146,720 -	146,720 -	151,784 3,125	151,784 68,679
Miscellaneous	700	-	-	386
Total expenses	812,292	811,591	1,510,253	938,872
Net income (loss)	48,509	49,187	6,223,710	(22,531)

Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$69	$70	$8,891	($32)

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

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to our financial statements, which are presented elsewhere in this annual report have been applied consistently as at December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 2005:

(a) Total income increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. Such increase is the net result of an increased amount of basic rent income, further Additional Rent received by Registrant in 2005 and dividend income and a decrease in interest income. Total income increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. Such increase is the net result of an increased amount of basic rent income and Further Additional Rent received by Registrant in 2004 and a decrease in dividend and interest income. See Note 4 of the Notes.

(b) Total expenses increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. Such increase is the net result of an increase in mortgage interest, depreciation of assets, amortization expense and the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 2005 and a decrease in professional fees. Total expenses increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. Such increase is the result of an increase in mortgage interest, depreciation of assets and the additional payment for supervisory services payable with respect to Further Additional Rent received by Registrant in 2004.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market.

Liquidity and Capital Resources

Registrant's liquidity has decreased at December 31, 2005 as compared to December 31, 2004 as a result of payments made under the improvement Program. However, costs relating to the improvement program are funded from proceeds of the first mortgage of $84,000,000, of which $58,250,000 has been drawn down at December 31, 2005. Registrant may from time to time set aside cash for contingent liabilities.

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

Item 9. Disagreement on Accounting and Financial Disclosure.

Not applicable.

Item 9a. Controls and Procedures.

  Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005 the end of the period for which this report is being filed have concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to them by others within those entities on a timely basis.

  Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Member. The table below sets forth as to each Member as of December 31, 2005 the following: name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Member:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	72	Father of Anthony E. Malkin	Real Estate Supervision	Senior Partner and Chairman Wien & Malkin LLP	1970
Anthony E. Malkin	44	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Supervisory Services of Wien & Malkin LLP and President of W&M Properties, L.L.C.	1997
Thomas N. Keltner, Jr.	59	None	Real Estate Supervision	Partner Wien & Malkin LLP	1996

As stated above, all three members who are acting as Agents for other members hold senior positions at Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

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

No remuneration was paid during the current fiscal year ended December 31, 2005 by Registrant to any of the Members as such. Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing an annual return of 14% on the Participants' remaining cash investment in Registrant (which remaining cash investment, at December 31, 2005, was equal to the Participant's original cash investment of $7,000,000). For tax purposes, such payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income.

Pursuant to such fee arrangements, Registrant paid Supervisor a total of $732,347 (consisting of $24,000 as an annual basic payment for supervisory services and $708,347 as an additional payment for supervisory services) during the fiscal year ended December 31, 2005. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

Item 12. Security Ownership of Certain Beneficial Owners

and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2005, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2005, the Member (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Benefical Owners	Amount of Beneficial Ownership	Percent of Class
Participations	Anthony E. Malkin 60 East 42nd Street New York, N.Y. 10165	$25,833.37%
	Thomas N. Keltner, Jr. 60 East 42nd Street New York, N.Y. 10165	$2,500.036%

At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,049 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $107,499 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

(c) Not applicable.

Item 13. Certain Relationships and Related Transactions.

(a) As stated in Items 1 and 10 hereof, Messrs. Peter L. Malkin, Anthony E. Malkin, and Thomas N. Keltner, Jr. are the three members in Registrant and also act as agents for Participants in their respective membership interests therein. Mr. Peter Malkin is also among the members in Lessee. As a consequence of one of the three members being a member in Lessee and all three members holding senior positions at Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective Participating Agreements pursuant to which the members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on the Participants' behalf. Such transactions, among others, include modification and extension of the Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 2005, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the members in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the members who hold senior positions at Supervisor, by reason of his interests in Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

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

(c) Not applicable.

(d) Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLP, the Agent of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2005 and December 31, 2004 were as follows:

Fee Category 2005 2004

Audit Fees $37,710 $26,768

Audit-Related Fees 2,500 5,292

Tax Fees 6,000 4,000

All Other Fees - 450

Total Fees $46,210 $36,510

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements and are not reported under "Audit Fees." In 2005 and 2004, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

All Other Fees. In 2004, these services include filing of Federal tax returns electronically.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm of J. H. Cohn LLP,

dated March 24, 2006.

Balance Sheets at December 31, 2005 and at December 31, 2004 (Exhibit A).

Statements of Income for the fiscal years ended December 31, 2005, 2004 and 2003. (Exhibit B).

Statement of Members' Deficiency for the fiscal year ended December 31, 2005 (Exhibit C-1).

Statement of Members' Deficiency for the fiscal year ended December 31, 2004 (Exhibit C-2).

Statement of Members' Deficiency for the fiscal year ended December 31, 2003 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended December 31, 2005, 2004 and 2003 (Exhibit D).

Notes to Financial Statements for the fiscal years ended December 31, 2005, 2004 and 2003.

(2) Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31, 2005 (Schedule III).

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

Date: April 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: April 24, 2006

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

Date: April 24, 2006

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

Date: April 24, 2006

By /s/ Mark Labell

Name: Mark Labell

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

13 (b)

Letter to Participants, dated November 30,

2005 and accompanying financial reports for the lease year ended September 30, 2005. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 24, 2006

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

of Sarbanes -Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 60 East 42nd St. Associates L.L.C.("Registrant"), to certify that:

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 24, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the participants in 60 East 42nd St. Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying balance sheets of 60 East 42nd St. Associates L.L.C. as of December 31, 2005 and 2004, and the related statements of income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2005, and the supporting financial statement schedule of Real Estate and Accumulated Depreciation as contained in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/S/ J.H. Cohn LLP

New York, N. Y.

March 24, 2006

EXHIBIT A

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

BALANCE SHEETS

December 31,
2005	2004
ASSETS

Real Estate (Notes 2a, 3 and 12):
Land		$7,240,000		$7,240,000
Buildings	$16,960,000		$16,960,000
Less: Accumulated depreciation	16,960,000	-	16,960,000	-
Building improvements and equipment	47,818,612		25,008,318
Less: Accumulated depreciation	4,206,922	43,611,690	3,386,986	21,621,332
Building improvements in progress		-		4,773,698
Cash and cash equivalents:
Cash in banks and money market fund	$148,691		$237,946
Cash in distribution account held by Wien & Malkin LLP (Note 10)	87,202	235,893	87,202	325,148

Cash segregated for payment of building improvement costs		3,040,307		9,838,010
Other Assets:
Leasing commissions	1,602,951		554,771
Less: Accumulated amortization	190,692	1,412,259	24,303	530,468
Mortgage refinancing costs, less accumulated amortization of $228,237 in 2005 and $17,128 in 2004 (Note 2b)		1,882,850		2,038,216
TOTAL ASSETS		$57,422,999		$46,366,872

LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
First mortgage payable (Note 3)		$58,250,000		$49,000,000
Due to lessee, a related party (Note 12)		6,408,534		4,810,035
Building improvement costs payable		1,392,898		-
Accrued mortgage interest		259,213		218,050
Accrued expenses		139		25,216
TOTAL LIABILITIES		66,310,784		54,053,301

Commitments and contingencies (Notes 11 and 12)
Members' Deficiency (Exhibit C)	(8,887,785)	(7,686,429)
TOTAL LIABILITIES AND MEMBERS' DEFICIENCY	$57,422,999	$46,366,872

See accompanying notes to financial statements.

EXHIBIT B

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF INCOME

Year ended December 31
2005	2004	2003
Revenues:
Rent income, from a related party (Note 4)	$10,861,100	$10,301,126	$9,870,845
Interest and dividend income	128,510	70,757	74,863
TOTAL REVENUES	10,989,610	10,371,883	9,945,708

Expenses:

Interest on mortgages (Note 3)	2,901,438	2,423,345	2,367,596
Supervisory services, to a related party (Note 5)	732,347	718,280	661,310
Amortization of leasing commissions	166,389	24,303	-
Amortization of mortgage refinancing costs (Note 2b)	211,109	237,182	264,081
Depreciation of building improvements and equipment (Note 2a) Professional fees, including amounts paid to a related party (Note 6)	819,936 3,890	597,008 71,804	551,265 9,850
Miscellaneous	733	1,086	-

TOTAL EXPENSES	4,835,842	4,073,008	3,854,102

NET INCOME, CARRIED TO MEMBERS' DEFICIENCY (NOTE 9)	$6,153,768	$6,298,875	$6,091,606

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each year	$8,791	$8,998	$8,702

See accompanying notes to financial statements.

EXHIBIT C-1

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS' DEFICIENCY YEAR ENDED DECEMBER 31, 2005

			Members'
Members'			Deficiency
Deficiency	Share of		December 31,
January 1, 2005	net income	Distributions	2005

Jack Feirman Group	$(1,098,061)	879,109	1,050,732	(1,269,684)

Mark Labell Group	(1,098,061)	879,109	1,050,732	(1,269,684)

Fred Posniak Group	(1,098,061)	879,110	1,050,732	(1,269,683)

Anthony E. Malkin Group	(1,098,061)	879,110	1,050,732	(1,269,683)

Peter L. Malkin Group	(1,098,061)	879,110	1,050,732	(1,269,683)

Scott D. Malkin Group	(1,098,062)	879,110	1,050,732	(1,269,684)

Thomas N. Keltner Jr. Group	(1,098,062)	879,110	1,050,732	(1,269,684)

	$(7,686,429)	6,153,768	7,355,124	(8,887,785)

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

EXHIBIT D

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF CASH FLOWS
Year ended December 31,
2005	2004	2003
Cash flows from operating activities:
Net income	$6,153,768	$6,298,875	$6,091,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	819,936	597,008	551,265
Amortization of leasing commissions	166,389	24,303	-
Amortization of mortgage refinancing costs	211,109	237,182	264,081
Change in leasing commissions	(1,048,180)	(554,771)	-
Change in accrued mortgage interest and other expenses	16,086	132,532	-

Net cash provided by operating activities	6,319,108	6,735,129	6,906,952
Cash flows from investing activities:
Purchase of building improvements and equipment	(18,036,596)	(3,920,629)	(2,047,470)
Change in cash segregated for payment of building improvement costs	6,797,703	(3,291,768)	1,963,858
Change in building improvement costs payable	1,392,898	-	-

Net cash used in investing activities	(9,845,995)	(7,212,397)	(83,612)

Cash flows from financing activities:
Proceeds from refinancing	9,250,000	49,000,000	-
Payments of prior mortgages	-0-	(40,000,000)	-
Payments for refinancing costs	(55,743)	(2,055,344)	-
Cash distributions	(7,355,124)	(7,228,522)	(6,715,786)
Change in amounts due to lessee	1,598,499	552,443	218,179
Net cash provided by (used in) financing activities	3,437,632	268,577	(6,497,607)

Net change in cash and cash equivalents	(89,255)	(208,691)	325,733

Cash and cash equivalents, beginning of year	325,148	533,839	208,106
CASH AN D CASH ECASH AND CASH EQUIVALENTS, END OF YEAR	$235,893	$325,148	$ 533,839

Supplemental disclosure of cash flow information:	2005	2004	2003
Cash paid for:
Interest	$2,860,275	$2,316,025	$2,367,596
Supplemental disclosure of non-cash investing and financing activities: Short-term debt owed to lessee and others incurred for purchase of building improvements	$ -	$2,733,676	$ -

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

In connection with the building improvements program which began in 1999 (see Note 12), costs totaling $46,244,477 have been incurred through December 31, 2005 for new building improvements ($46,114,477) and equipment ($130,000) which have been put into service. These assets are depreciated on the straight-line method by annual charges to operations calculated to absorb the cost of assets over their estimated lives.

b. Mortgage Refinancing Costs, Leasing Commissions, Amortization and Related Party Transactions:

Mortgage refinancing costs are being amortized ratably over the term of the mortgage.

Leasing commissions represent reimbursements to the lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

Included in the refinancing costs at December 31, 2005 are payments of $55,172 made in 2005 to the firm of Wien & Malkin LLP, a related party.

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

  First Mortgage Payable

On November 29, 2004 a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn down to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds will be used to pay for capital improvements as needed. The initial drawdown of $49,000,000 and all subsequent drawdowns require constant equal monthly payments for interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, when the full $84,000,000 is drawn down, equal monthly payments of $507,838 are required, applied to interest and then principal, calculated on a 25 year amortization schedule. The mortgage matures on November 5, 2014. As of December 31, 2005, a total of $58,250,000 had been drawn down on the new first mortgage.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

  First Mortgage Payable (continued)

The following is a schedule of future minimum principal payments in years subsequent to December 31, 2005:

Year ending

December 31,

2007 $642,023

2008 1,616,718

2009 1,719,098

Thereafter 80,022,161

$84,000,000

As of December 31, 2005, Associates was holding approximately $3,040,000 of the mortgage loan proceeds set aside to pay for the Program.

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates' mortgage debt based on available information is $53,455,000 at December 31, 2005. The estimated fair value of Associate's mortgage debt at December 31, 2004 was equal to its carrying value, $49,000,000.

4. Related Party Transactions - Rent Income

Rent income for the years ended December 31, 2005, 2004 and 2003, totaling $10,861,100, $10,301,126 and $9,870,845, respectively, as provided under an operating lease with the Lessee dated October 1, 1958, as modified, consisted of the following:

2005	2004	2003
	Basic rent income	$ 2,796,929	$ 2,377,624	$ 2,317,049
	Advance of additional rent	1,053,800	1,053,800	1,053,800
	Further additional rent	7,010,371	6,869,702	6,499,996
		$10,861,100	$10,301,126	$ 9,870,845

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

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

  Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2005, 2004 and 2003, totaling $732,347, $718,280 and $661,310, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are members in Associates.

Basic fees for supervisory services are $24,000 per annum. Wien & Malkin LLP receives an additional payment each year equal to 10% of distributions to participants for any year in excess of 14% of their cash investment of $7,000,000. For tax purposes, such payment is treated as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income.

6. Related Party Transactions - Professional Fees

Professional fees for the years ended December 31, 2005, 2004 and 2003 include $0, $67,253 and $-0-, respectively, inclusive of disbursements, paid or accrued to the firm of Wien & Malkin LLP, a related party

7. Number of Participants

There were approximately 801 participants in the participating groups at December 31, 2005.

8. Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.

9. Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2005, 2004 and 2003, based on 700 participation units outstanding during each year, consisted of the following:

	Year ended December 31,
	2005	2004	2003
Income	$ 8,791	$ 8,998	$8,702
Return of capital	1,716	1,328	892
TOTAL DISTRIBUTIONS	$10,507	$10,326	$9,594

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

10. Concentration of Credit Risk

Associates maintains cash balances in one bank and in a distribution account held by Wien & Malkin LLP. In addition, it maintains cash in a Fidelity money market fund (U.S. Treasury Portfolio). The bank balances are insured by the Federal Deposit Insurance Corporation up to $100,000 each, and at December 31, 2005 approximately $49,000 was not insured. The distribution account held by Wien & Malkin and the money market fund are not insured. The funds held in the distribution account were paid to the participants on January 1, 2006.

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

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Lessee's managing agent since September 1997, in fact never received a valid assignment to become Lessee's managing agent. Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and on

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

  Contingencies (continued)

February 21, 2006 the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii), and (iii) in the preceding paragraph. Wien &Malkin and Peter Malkin are reviewing possible appeal of this ruling.

After the September 24, 1997 assignment of Lessee's management, the Schneider Corporation representing itself as "Helmsley-Spear" received $3,009,861 of overrides from Lessee. After the October 14, 2004 Appellate Division decision determined such assignment was invalid, Wien & Malkin as Supervisor made written demand that the Schneider Corporation return those overrides for the benefit of Lessee investors. Following the February 21, 2006 ruling of the Court of Appeals reversing the Appellate Division, treatment of these overrides awaits final decision after any appeal.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-

Spear and has no record or beneficial interest in Associates or the Lessee, brought litigation against Associates' supervisor, Wien & Malkin and Peter L. Malkin (or his affiliate), claiming misconduct and seeking damages and disqualification from performing services for the Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim has now been withdrawn and is no longer pending.

At the Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by the Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear has been discharged. Helmsley-Spear's subsequent appeals since September 2002 have been denied, and the proponents believe the time has expired for further Helmlsey-Spear appeal, so that the court's confirmation of the May 20, 2002 vote to replace Helmsley-Spear may now be considered final. Helmsley-Spear has indicated it believes it has further appeal rights but has not to date filed any further appeal. Since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by Newmark Knight Frank.

In accordance with the Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statement, the solicitation of votes and the implementation of the new program are being paid by the Lessee. Such payments have totaled $285,780 to December 31, 2005, including $75,000 to Wien & Malkin plus disbursements of $7,212.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

  Contingencies (continued)

There will be no material adverse effects on the financial statements as a result of this litigation.

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

December 31, 2005

Column

A Description Land, buildings and building improvements

and equipment situated at 60 East 42nd Street

and 301 Madison Avenue, New York, N.Y.

B Encumbrances -

Prudential Insurance Company at December 31, 2005 $58,250,000

C Initial cost to company

Land $ 7,240,000

Buildings $16,960,000

D Cost capitalized subsequent to acquisition

Building improvements and equipment $47,818,612

Carrying costs $    None

E Gross amount at which carried at close of period

Land $ 7,240,000

Buildings, building improvements and equipment 64,778,612

Total $ 72,018,612(a)

F Accumulated depreciation $21,166,922(b)

G Date of construction 1930

H Date acquired October 1, 1958

I Life on which depreciation in latest income

statements is computed 39 years for building improvements

and 7 years for equipment

(a) Gross amount of real estate

Balance at January 1, 2003 $45,596,388

Purchase of building improvements and equipment and construction in progress (expenditures advanced by Lessee, a related party, and recorded by Associates):

F/Y/E 12/31/03 $1,731,323

12/31/04 6,654,305

12/31/05 18,036,596 26,422,224

Balance at December 31, 2005 $72,018,612

The costs for federal income tax purposes are the same as for financial statement purposes.

(b) Accumulated depreciation

Balance at January 1, 2003 $19,198,713

Depreciation:

F/Y/E 12/31/03 551,265

12/31/04 597,008

12/31/05 819,936 1,968,209

Balance at December 31, 2005 $21,166,922