Form 10-Q
period 2006-03-31
60 EAST 42ND STREET ASSOCIATES
filed 2006-06-12
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

For the Three Months

Ended March 31,

2006 2005

Revenues:

Basic rent income, from a related party (Note B)	$787,249	$657,457
Additional rent income, from a related party (Note B)	263,450	263,450
Dividend income	56,464	55,017
Total revenues	$1,107,163	$975,924

Expenses:

Interest on mortgages (Note B)	$837,713	$706,475
Supervisory services, to a related party (Note C)	7,845	7,845
Amortization of leasing commissions	63,172	29,219
Amortization of mortgage refinancing costs	52,777	51,489
Depreciation of building improvements and equipment	314,309	173,574
Professional fees (Note C)	-	140
Miscellaneous expense	700	733
Total expenses	1,276,516	969,475
Net Income (Loss)	($169,353)	$ 6,449
Earnings (Loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	($241.93)	$ 9.21

Distributions per $10,000 participation unit

consisted of the following:

Income	$ 0	$ 9.21
Return of capital	373.72	364.51
Total distributions	$ 373.72	$ 373.72

At March 31, 2006 and 2005, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

		March 31, 2006		December 31, 2005
Real estate:
Land		$ 7,240,000		$ 7,240,000
Buildings	$16,960,000		$16,960,000
Less, accumulated depreciation	16,960,000	0	16,960,000	-

Building improvements and equipment	50,644,045		47,818,612
Less, accumulated depreciation	4,521,231	46,122,814	4,206,922	43,611,690

Cash in banks and money market fund		112,389		235,893
Receivable from participants re: NYS estimated tax		34,191		-
Cash segregated for payment of building improvement costs		4,303,595		3,040,307

Leasing commissions	1,741,579		1,602,951
Less, accumulated amortization	253,864	1,487,715	190,692	1,412,259

Mortgage refinancing costs	2,111,087		2,111,087
Less, accumulated amortization	281,014	1,830,073	228,237	1,882,850

Total assets		$61,130,777		$57,422,999

Liabilities and Members' Deficiency:
Liabilities:
First mortgage payable		$62,750,000		$58,250,000
Due to lessee, a related party		6,599,735		6,408,534
Building improvement costs payable		820,547		1,392,898
Accrued mortgage interest and other expenses		279,238		259,352
Total liabilities		70,449,520		66,310,784

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

	March 31, 2006	December 31, 2005
Members' deficiency:
Members'deficiency, January 1,	$(8,887,785)	$(7,686,429)
Add, Net income (loss):
January 1, 2006 through March 31, 2006	(169,353)	0
January 1, 2005 through December 31, 2005	0	6,153,768
	(9,057,138)	(1,532,661)
Less Distributions:
Monthly distributions
January 1, 2006 through March 31, 2006	261,605	0
January 1, 2005 through December 31, 2005	0	1,046,420
Additional distribution on November 30, 2005	0	6,308,704
Total distributions	261,605	7,355,124
Members' deficiency:
March 31, 2006	(9,318,743)
December 31, 2005		(8,887,785)
Total liabilities and members' deficiency:
March 31, 2006	$61,130,777	0
December 31, 2005		$57,422,999

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2006 January 1, 2005

through through

March 31, 2006 March 31, 2005

Cash flows from operating activities:
Net income (loss)	($169,353)	$ 6,449
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of building improvements and equipment	314,309	173,574
Amortization of leasing commissions	63,172	29,219
Amortization of mortgage refinancing costs	52,777	51,489
Changes in operating assets and liabilities:
Change in leasing commissions	(138,628)	(343,559)
Change in accrued mortgage interest and other expenses	19,886	(6,303)

Net cash provided by (used in) operating activities	142,163	(89,131)

Cash flows from investing activities:
Purchase of building improvements and equipment	(2,825,433)	(6,978,771)
Change in cash segregated for payment of building improvement costs	(1,263,288)	2,875,811
Change in receivable from participants	(34,191)	(36,048)
Change in building improvement costs payable	(572,351)	-

Net cash used in investing activities	(4,695,263)	(4,139,008)

Cash flows from financing activities:
Cash distributions	(261,605)	(261,605)
Proceeds from refinancing	4,500,000	4,250,000
Payments for refinancing costs	-	(4,200)
Change in amounts due to lessee	191,201	31,846

Net cash provided by financing activities	4,429,596	4,016,041

Net change in cash and cash equivalents	(123,504)	(212,098)
Cash and cash equivalents, beginning of period	235,893	325,148
Cash and cash equivalents, end of period	$ 112,389	$ 113,050

Cash paid for:
Interest	$817,688	$687,563

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006 and 2005. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2005 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

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

Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. Lessee is a limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family. The members in Registrant hold senior positions at Wien & Malkin LLP (the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Note C below.

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

(ii) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the lease year ending September 30 or (y) $1,053,800 and (B) further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

(iii) An advance against Additional Rent equal to the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the Participants have received distributions equal to a return of 14% per annum on their original cash investment, $7,380 is paid to Supervisor from the advances against Additional Rent.

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2005 was $7,010,371. After deducting a reserve of $700 for annual New York State limited liability company filing fees and $700,967 as an additional payment to Supervisor, the balance of $6,308,704 was distributed to the Participants on November 30, 2005.

On November 29, 2004, a new first mortgage was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, when the full $84,000,000 will have been drawn, equal monthly payments of $507,838 are required, applied to interest and then principal calculated on a 25-year amortization schedule. An additional $4,250,000 was drawn down in the first quarter of 2005 and $4,500,000 in the first quarter of 2006. Accordingly, Registrant may draw an additional $26,250,000 after March 31, 2006. The mortgage matures on November 5, 2014.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

The refinancing costs of $2,111,087 were capitalized by Registrant and are being amortized ratably over the term of the mortgage.

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"). Supervisor also receives 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment ("Additional Payment"). At March 31, 2006, the Participants' remaining cash investment was $7,000,000. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid by Registrant during the three-month period ended March 31, 2006 to any of the Members as such. During the three months ended March 31, 2005, disbursements of $140 were paid to the firm of Wien & Malkin LLP, a related party.

Reference is made to Note B above for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 2006, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a Member interest in Lessee and Registrant. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each Member who holds a position at Supervisor (which supervises Registrant and Lessee) may, by reason of his position at Supervisor, receive income attributable to supervisory services or other payments made to Supervisor by Registrant and Lessee.

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

Financial Condition and Results of Operations

Registrant was organized for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent additional amounts to Supervisor and then to distribute the balance of such Additional Rent and Further Additional Rent to the Participants. See Note C to the condensed financial statements herein. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the three month period ended March 31, 2006, Registrant made regular monthly distributions for the return of capital of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2005, Registrant made an additional distribution of $9,012.43 for each $10,000 participation. Such distribution represented Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and reserves for New York State non-resident estimated income taxes and state fees. See Notes B and C to the condensed financial statements herein.

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

Total income increased for the three-month period ended March 31, 2006, as compared with the three-month period ended March 31, 2005. Such increase is the result of an increase in Basic Rent income to cover an increase in debt service and an increase in dividend income for the period ended March 31, 2006, as compared with the period ended March 31, 2005.

Total expenses increased for the three-month period ended March 31, 2006, as compared with the three-month period ended March 31, 2005. Such increase is the net result of an increase in interest on the mortgage paid by Registrant, depreciation of building improvements and equipment, amortization of leasing commissions and amortization of mortgage refinancing costs and a decrease in fees and miscellaneous expense for the period ended March 31, 2006, as compared with the period ended March 31, 2005.

Liquidity and Capital Resources

Registrant's liquidity has not materially changed at March 31, 2006 as compared with March 31, 2005. Costs relating to the improvement program were funded from proceeds of the first mortgage of $84,000,000 of which $62,750,000 has been drawn at March 31, 2006. Registrant may from time to time set cash aside for contingent liabilities.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2005.

Security Ownership

As of March 31, 2006, the Members owned of record and beneficially an aggregate $28,333 of participations in Registrant, representing 0.40% of the currently outstanding Participations therein.

In addition, as of March 31, 2006, certain of the Members in Registrant held additional Participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,048 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $107,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations

Item 4. Controls and Procedures.

  Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, the end of the period covered by this report, have concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to them by others within those entities on a timely basis.

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

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in the Lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismissed Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgement of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

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

At the Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by the Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear had been discharged. Helmsley-Spear's subsequent appeals since September 2002 have been denied, and the proponents believe the time has expired for further Helmlsey-Spear appeal, so that the court's confirmation of the May 20, 2002 vote to replace Helmsley-Spear may now be considered final. Helmsley-Spear has indicated it believes it has further appeal rights but has not to date filed any further appeal. Since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by the firm now known as Newmark Knight Frank.

In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled $ 285,780 through March 31, 2006 (including fees of $75,000 plus disbursements of $7,212 to Wien & Malkin LLP).

Item 6. Exhibits

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

Dated: June 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: June 12, 2006

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

Date: June 12, 2006

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

Date: June 12, 2006

By /s/ Mark Labell

Name: Mark Labell

Title:Senior Member of Financial/Accounting Staff of Wien & Malkin LLP, Supervisor of 60 East 42nd St. Associates L.L.C.

EXHIBIT INDEX

Number	Document	Page*
3 (a)

Attached hereto as Exhibit 3© is Registrant's Consent and Operating Agreement dated as of November 28, 2001 as a Limited Liability Company, which incorporates by reference the Registrant's prior Partnership Agreement, dated September 25, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 0-2670) filed as Exhibit No. 1 to Registrant's Registraion Statement on Form S-1 as amended (the "Registration Statement"), and itself incorporated by reference as an exhibit hereto.

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
13 (a)

Letter to Participants dated May 15, 2006 and supplementary financial reports for the fiscal year ended December 31, 2005. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 12, 2006

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 12, 2006

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