Form 10-Q
period 2006-06-30
60 EAST 42ND STREET ASSOCIATES
filed 2006-10-16
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

For the Three Months For the Six Months Ended June 30, Ended June 30,

2006 2005 2006 2005

Revenues:
Basic rent, from a related party (Note B)	$ 811,043	$ 682,918	$1,598,292	$1,340,375
Additional rent, from a related party (Note B)	263,450	263,450	526,900	526,900
Dividend and interest income	32,669	33,970	89,133	88,987
Total revenues	$ 1,107,162	$ 980,338	$2,214,325	$1,956,262
Expenses:
Interest on mortgages (Note B )	$ 837,713	$ 710,888	$1,675,425	$1,417,362
Supervisory services, to a related party (Note C)	7,845	7,845	15,690	15,690
Depreciation of building improvements and equipment	340,883	173,574	655,192	347,148
Amortization of leasing commissions	65,365	37,836	128,537	67,056
Amortization of mortgage refinancing costs	52,777	51,489	105,554	102,977
Fees (Note C)	0	3,750	0	3,890
Miscellaneous	0	0	700	733
Total expenses	$ 1,304,583	$ 985,382	$2,581,098	$1,954,856
Net Income (Loss)	$ (197,421)	$ (5,044)	$ (366,773)	$ 1,406
Earnings (Loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$ (282.03)	$ (7.21)	$ (523.96)	$ 2.01
Distributions per $10,000 participation unit consisted of the following: Income Return of Capital Total distributions	$ 0 373.72 $ 373.72	$ 0 373.72 $ 373.72	$ 0 747.44 $ 747.44	$ 2.01 745.43 $ 747.44

At June 30, 2006 and 2005, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

		June 30, 2006		December 31, 2005
Real estate:
Land		$ 7,240,000		$ 7,240,000
Buildings	$16,960,000		$16,960,000
Less, accumulated depreciation	16,960,000	0	16,960,000	-

Building improvements and equipment	55,741,190		47,818,612
Less, accumulated depreciation	4,862,114	50,879,076	4,206,922	43,611,690
Total real estate		58,119,076		50,851,690

Cash in banks and money market fund		101,413		235,893
Receivable from participants re: NYS estimated tax		103,200		-
Cash segregated for payment of building improvement costs		1,212,877		3,040,307

Leasing commissions	1,820,842		1,602,951
Less, accumulated amortization	319,229	1,501,613	190,692	1,412,259

Mortgage refinancing costs	2,111,087		2,111,087
Less, accumulated amortization	333,791	1,777,296	228,237	1,882,850

Total assets		$62,815,475		$57,422,999

Liabilities and Members' Deficiency:
Liabilities:
First mortgage payable		$62,750,000		$58,250,000
Due to lessee, a related party		6,618,952		6,408,534
Building improvement costs payable		2,945,054		1,392,898
Accrued mortgage interest and other expenses		279,237		259,352
Total liabilities		72,593,243		66,310,784

Members' deficiency		(9,777,768)		(8,887,785)
Total liabilities and members' deficiency		$62,815,475		$57,422,999

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members' Deficiency

(Unaudited)

(CONTINUED)

	For the Six Months	For the Year
	Ended	Ended
	June 30, 2006	December 31, 2005
Members' deficiency:
Members'deficiency, January 1,	$(8,887,785)	$(7,686,429)
Add, Net income (loss):
January 1, 2006 through June 30, 2006	(366,773)	0
January 1, 2005 through December 31, 2005	0	6,153,768
	(9,254,558)	(1,532,661)
Less Distributions:
Monthly distributions:
January 1, 2006 through June 30, 2006	523,210	0
January 1, 2005 through December 31, 2005	0	1,046,420
Additional distribution on November 30, 2005	0	6,308,704
Total distributions	523,210	7,355,124
Members' deficiency:
June 30, 2006	$(9,777,768)
December 31, 2005		$(8,887,785)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2006 January 1, 2005

through through

June 30, 2006 June 30, 2005

Cash flows from operating activities:
Net income (loss)	$(366,773)	$ 1,406
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of building improvements and equipment	655,192	347,148
Amortization of leasing commissions	128,537	67,056
Amortization of mortgage refinancing costs	105,554	102,977
Changes in operating assets and liabilities:
Change in leasing commissions	(217,891)	(535,763)
Change in accrued mortgage interest and other expenses	19,885	(6,303)

Net cash provided by (used in) operating activities	324,504	(23,479)

Cash flows from investing activities:
Purchase of building improvements and equipment	(6,376,564)	(10,759,053)
Change in receivable from participants	(103,200)	(104,972)
Change in cash segregated for payment of building improvement costs	1,827,430	6,710,745

Net cash used in investing activities	(4,652,334)	(4,153,280)

Cash flows from financing activities:
Proceeds from refinancing	4,500,000	4,250,000
Payments for refinancing costs	0	(4,200)
Advances from lessee and others for building improvements	216,560	239,952
Cash distributions	(523,210)	(523,210)

Net cash provided by financing activities	4,193,350	3,962,542

Net decrease in cash and cash equivalents	(134,480)	(214,217)
Cash and cash equivalents, beginning of period	235,893	325,148
Cash and cash equivalents, end of period	$ 101,413	$ 110,931

Cash paid for:
Interest	$1,655,400	$1,398,450

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,
	2006	2005
Supplemental disclosure of noncash investing and financing activities:
Building improvements purchased through financing agreement with lessee and others	$1,546,014	$ -

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2006 and its results of operations for the three and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2005 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Lease has one additional 25-year term which, if exercised by Lessee, will extend the Lease until September 30, 2033. In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $22,800,000 and expected to take approximately three years to complete. In 2000, the Participants and the Lessee approved an increase in the program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. As of June 30, 2006, the Registrant had incurred or accrued costs related to the Program of approximately $55,750,000 and estimated that costs upon completion will be approximately $88,000,000.

The Lease, as modified, provides that Lessee is required to pay Registrant:

(i) annual basic rent (the "Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant installment payments of interest and amortization (excluding any balloon principal due at maturity) payable during such year under all mortgages to which the Lease is subordinate, provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $100,000,000 (in accordance with the 2004 Program approved by the Participants), plus refinancing costs.

(ii) additional rent (the "Additional Rent") equal to the lesser of (x) Lessee's net operating income for the lease year ending September 30 or (y) $1,053,800 and further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

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

On November 29, 2004, a new first mortgage was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, when the full $84,000,000 will have been drawn, equal monthly payments of $507,838 are required, applied to interest and then principal calculated on a 25-year amortization schedule. An additional $9,250,000 was drawn in 2005 and $4,500,000 in the first quarter of 2006. Accordingly, Registrant may draw an additional $21,250,000 after June 30, 2006. The mortgage matures on November 5, 2014.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

The refinancing costs of $2,111,087 were capitalized by Registrant and are being amortized ratably over the term of the mortgage.

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"). Supervisor also receives 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14.95% per annum on their remaining cash investment ("Additional Payment"). Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly. For tax purposes, such payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distribution.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid by Registrant during the six-month period ended June 30, 2006 to any of the Members as such.

Reference is made to Note B above for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 2006, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a Member interest in Lessee and Registrant. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each Member who holds a position at Supervisor (which supervises Registrant and Lessee) may, by reason of his position at Supervisor, receive income attributable to supervisory services or other payments made to Supervisor by Registrant and Lessee.

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

Registrant does not pay dividends. During the six month period ended June 30, 2006, Registrant made regular monthly distributions for the return of capital of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2005, Registrant made an additional distribution of $9,012.43 for each $10,000 Participation. Such distribution represented Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and annual New York State Limited Liability Company filing fees. See Notes B and C to the condensed financial statements herein.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant are affected by the New York City economy and real estate rental market, which is difficult for management to forecast. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total revenues increased for the six-month period ended June 30, 2006, as compared with the six-month period ended June 30, 2005. Such increase is almost entirely a result of an increase in Basic Rent income to cover an increase in debt service for the period ended June 30, 2006, as compared with the period ended June 30, 2005.

Total expenses increased for the six-month period ended June 30, 2006, as compared with the six-month period ended June 30, 2005. Such increase is the net result primarily of an increase in interest on the mortgage paid by Registrant, depreciation of building improvements and equipment, amortization of leasing commissions and amortization of mortgage refinancing costs and a decrease in fees for the period ended June 30, 2006, as compared with the period ended June 30, 2005.

Liquidity and Capital Resources

Registrant's liquidity has decreased at June 30, 2006 as compared with June 30, 2005 as the result of payments made under the improvement program. However, Registrant has the ability to draw as of June 30, 2006 an additional $21,250,000 on its first mortgage for payment of improvements. Costs relating to the improvement program were funded from proceeds of the first mortgage of $84,000,000 of which $62,750,000 has been drawn at June 30, 2006. Registrant may from time to time set cash aside for contingent liabilities. As of June 30, 2006, the Registrant had incurred or accrued costs related to the Program of approximately $55,750,000 and estimated that costs upon completion will be approximately $88,000,000.

If the Property continues to generate an annual net profit in future years comparable to that in past years, and if current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be sufficient to cover the Mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided from rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the Members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2005.

Security Ownership

As of June 30, 2006, the Members in Registrant owned of record and beneficially an aggregate $28,333 of Participations in Registrant, representing 0.40% of the currently outstanding Participations therein.

In addition, as of June 30, 2006, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Item 4. Controls and Procedures.

  Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

  Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Wien & Malkin LLP and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Helmsley-Spear, Inc. concerning the management, leasing and supervision of the property that is subject to the Lease, in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in the Lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismissed Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators and deciding (i) that there was a covert assignment without Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Lessee's managing agent since September 1997, in fact never received a valid assignment to become Lessee's managing agent. Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On February 21, 2006, the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii), and (iii) of the preceding paragraph. On July 21, 2006, Wien & Malkin filed a certiorari petition seeking review by the U.S. Supreme Court, which it later withdrew as part of an August 29, 2006 settlement agreement terminating claims broadly by exchange of general releases between Helmsley-Spear, Irving Schneider, and their related parties, on one hand, and Leona M. Helmsley, Peter L. Malkin, Wien & Malkin, various property owners supervised by Wien & Malkin, and their related parties, on the other.

After the September 24, 1997 purported assignment of Lessee's management, the Schneider corporation representing itself as "Helmsley-Spear" received $3,009,861 of overrides from Lessee. When the October 14, 2004 Appellate Division decision determined such assignment was invalid, Wien & Malkin as supervisor made written demand that the Schneider corporation refund those overrides for the benefit of Lessee investors. Following the February 21, 2006 ruling of the Court of Appeals reversing the Appellate Division, any claim of such refund was suspended pending appeal and then was permanently released as part of an exchange of mutual general releases between Helmsley-Spear and Lessee under the August 29, 2006 settlement agreement.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Registrant or the Lessee, brought litigation against Lessee's supervisor, Wien & Malkin, and member, Peter L. Malkin (or his affiliate), claiming misconduct and seeking damages and disqualification from performing services for the Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim was withdrawn prior to 2006 and is no longer pending.

At the Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by the Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. The court confirmed such votes and ruled that Helmsley-Spear had been discharged and since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by the firm now known as Newmark Knight Frank. Under the August 29, 2006 settlement agreement, Helmsley-Spear withdrew any challenge to its replacement as Lessee's managing and leasing agent.

In accordance with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled $285,780 through June 30, 2006 (including fees of $75,000 plus disbursements of $7,212 to Wien & Malkin LLP).

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

Dated: October 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: October 16, 2006

* Mr. Labell supervises accounting functions for Registrant.

EXHIBIT INDEX

Number	Document	Page*
3 (a)

Attached hereto as Exhibit 3 © is Registrant's Consent and Operating Agreement dated as of November 28, 2001 as a Limited Liability Company, which incorporates by reference the Registrant's prior Partnership Agreement, dated September 25, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 0-2670) filed as Exhibit No. 1 to Registrant's Registraion Statement on Form S-1 as amended (the "Registration Statement"), and is itself incorporated by reference as an exhibit hereto.

3 (b)

Amended Business Certificate of Registrant filed with the Clerk of New York County on November 28, 1997, reflecting a change in the Partners of Registrant, was filed as Exhibit 3(b) to Registrant's 10-Q for the quarter ended March 31, 1998, and is incorporated by reference as an exhibit hereto.

3 ©	Registrant's Consent and Operating Agreement dated as of November 28, 2001
3 (d)	Certificate of Conversion of Registrant to a limited liability company dated November 28, 2001 filed with the New York Secretary of State on December 3, 2001.
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

Date: October 16, 2006

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

Date: October 16, 2006

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 16, 2006

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

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 60 East 42nd St. Associates L.L.C. ("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 16, 2006

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