Form 10-Q
period 2006-09-30
60 EAST 42ND STREET ASSOCIATES
filed 2007-01-26
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

For the Three Months For the Nine Months Ended September 30, Ended September 30,

2006 2005 2006 2005

Revenues:
Basic rent, from a related party (Note C)	$ 830,527	$707,736	$2,428,819	$2,048,112
Advance of additional rent, from a related party (Note C)	263,450	263,450	790,350	790,350
Further additional rent from a related party (Note C)	9,102,338	7,010,371	9,102,338	7,010,371
Total	10,196,315	7,981,557	12,321,507	9,848,833
Dividend and interest income	13,186	9,152	102,319	98,138
Total revenues	$10,209,501	$7,990,709	$12,423,826	$9,946,971
Expenses:
Interest on mortgages (Note D )	$ 837,713	$710,888	$2,513,138	$2,128,250
Supervisory services, to a related party (Note E)	7,845	7,845	23,535	23,535
Additional payment to supervisor, a related party (Note E)	910,164	700,967	910,164	700,967
Depreciation of building improvements and equipment	339,332	222,039	994,524	569,187
Amortization of leasing commissions	72,428	46,782	200,964	113,838
Amortization of mortgage refinancing costs	52,777	52,777	158,332	155,754
Fees	0	0	0	3,890
Miscellaneous	0	0	700	733
Total expenses	$2,220,259	$1,741,298	$4,801,357	$3,696,154
Net Income	$7,989,242	$6,249,411	$ 7,622,469	$6,250,817
Earnings per $10,000 participation unit, based on 700 participation units outstanding during each period	$ 11,413.20	$ 8,927.73	$ 10,889.24	$ 8,929.74
Distributions per $10,000 participation unit consisted of the following: Income Return of capital Total distributions	$ 373.72 0 $ 373.72	$ 373.72 0 $ 373.72	$ 1,121.16 0 $ 1,121.16	$ 1,121.16 0 $ 1,121.16

At September 30, 2006 and 2005, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

		September 30, 2006		December 31, 2005
Real estate:
Land		$ 7,240,000		$ 7,240,000
Buildings	$16,960,000		$16,960,000
Less, accumulated depreciation	16,960,000	-	16,960,000	-

Building improvements and equipment	56,003,958		47,818,612
Less, accumulated depreciation	5,201,446	50,802,512	4,206,922	43,611,690
Total real estate		58,042,512		50,851,690

Cash in banks and money market fund		104,391		235,893
Receivable from participants re: NYS estimated tax		137,762		-
Cash segregated for payment of building improvement costs		998,139		3,040,307
Further additional rent due from lessee, a related party (Note B)		9,102,338

Leasing commissions	2,115,406		1,602,951
Less, accumulated amortization	391,656	1,723,750	190,692	1,412,259

Mortgage refinancing costs	2,111,087		2,111,087
Less, accumulated amortization	386,568	1,724,519	228,237	1,882,850
Total assets		$71,833,411		$57,422,999
Liabilities and Members' Deficiency:
Liabilities:
First mortgage payable		$62,750,000		$58,250,000
Due to lessee, a related party		6,469,411		6,408,534
Accrued additional payment to supervisor, a related party		910,164		-
Building improvement costs payable		3,474,730		1,392,898
Accrued mortgage interest and other expenses		279,237		259,352
Total liabilities		73,883,542		66,310,784
Members' deficiency		(2,050,131)		(8,887,785)
Total liabilities and members' deficiency		$71,833,411		$57,422,999

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members' Deficiency

(Unaudited)

(CONTINUED)

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2006	December 31, 2005
Members' deficiency:
Members'deficiency, January 1,	$(8,887,785)	$(7,686,429)
Add net income:
January 1, 2006 through September 30, 2006	7,622,469	-
January 1, 2005 through December 31, 2005	-	6,153,768
	(1,265,316)	(1,532,661)
Less distributions:
Monthly distributions:
January 1, 2006 through September 30, 2006	784,815	-
January 1, 2005 through December 31, 2005	-	1,046,420
Additional distribution on November 30, 2005	-	6,308,704
Total distributions	784,815	7,355,124
Members' deficiency:
September 30, 2006	$(2,050,131)
December 31, 2005		$(8,887,785)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2006 January 1, 2005

through through

September 30, 2006 September 30, 2005

Cash flows from operating activities:
Net income	$7,622,469	$ 6,250,817
Adjustments to reconcile net income to net cash provided by ) operating activities:
Depreciation of building improvements and equipment	994,524	569,187
Amortization of leasing commissions	200,964	113,838
Amortization of mortgage refinancing costs	158,332	155,754
Changes in operating assets and liabilities:
Change in further additional rent due from lessee	(9,102,338)	(7,010,371)
Change in leasing commissions	(512,455)	(719,868)
Change in accrued additional payment to supervisor	910,164	700,967
Change in accrued mortgage interest and other expenses	19,885	(6,303)

Net cash provided by operating activities	291,545	54,021

Cash flows from investing activities:
Purchase of building improvements and equipment	(6,549,487)	(13,840,972)
Change in receivable from participants	(137,762)	(139,100)
Change in cash segregated for payment of building improvement costs	2,042,168	9,417,168

Net cash used in investing activities	(4,645,081)	(4,562,904)

Cash flows from financing activities:
Proceeds from refinancing	4,500,000	4,250,000
Payments for refinancing costs	-	(55,742)
Advances from lessee and others for building improvements	506,849	1,143,766
Cash distributions	(784,815)	(784,815)

Net cash provided by financing activities	4,222,034	4,553,209

Net increase (decrease) in cash and cash equivalents	(131,502)	44,326
Cash and cash equivalents, beginning of period	235,893	325,148
Cash and cash equivalents, end of period	$ 104,391	$ 369,474

Cash paid for:
Interest	$2,493,253	$2,109,337

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,
	2006	2005
Supplemental disclosure of noncash investing and financing activities:
Building improvements purchased through financing agreement with lessee and others	$1,635,859	$ -

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2006 and its results of operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2005 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to a third party. As of October 2, 2005, Registrant's members are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (individually, a "Member" and, collectively, the "Members"), each of whom also acts as an agent for holders of participations in the Registrant (individually, a "Participant" and, collectively, "Participants").

Note C Lease

Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. Lessee is a limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family. The members in Registrant hold senior positions at Wien & Malkin LLC (the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Note E below.

The Lease has one additional 25-year term which, if exercised by Lessee, will extend the Lease until September 30, 2033. In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants and the Lessee approved an increase in the program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. As of September 30, 2006, the Registrant had incurred or accrued costs related to the Program of approximately $56,000,000 and estimated that the program will be completed by 2008 and that costs upon completion will be approximately $88,000,000.

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

(ii) annual additional rent (the "Additional Rent") equal to, on an annual basis, the lesser of (x) Lessee's net operating income for the lease year ending September 30 or (y) $1,053,800 and further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

(iii) An advance against Additional Rent equal to, on an annual basis, the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the Participants have received distributions equal to a return of 14% per annum on their original cash investment, $7,380 is paid to Supervisor from the advances against Additional Rent.

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2006 was $9,102,338. After deducting a reserve of $700 for annual New York State limited liability company filing fees and $910,164 as an additional payment to Supervisor, the balance of $8,191,474 was distributed to the Participants on November 30, 2006.

Note D First Mortgage Payable

On November 29, 2004, a new first mortgage was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, the Registrant is required to repay the full $84,000,000 in equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. An additional $9,250,000 was drawn in 2005 and $4,500,000 was drawn during the nine months ended September 30, 2006. Accordingly, Registrant may draw an additional $21,250,000 after September 30, 2006. The mortgage matures on November 5, 2014.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

The refinancing costs of $2,111,087 were capitalized by Registrant and are being amortized ratably over the term of the mortgage.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $24,000, payable in equal monthly installments ("Basic Payment"). Supervisor also receives 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 14.95% per annum on their remaining cash investment ("Additional Payment"). For tax purposes, such payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly. For the nine months ended September 30, 2006 and 2005, Registrant incurred further charges for the Additional Payment of $910,164 and $700,967, respectively.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid by Registrant during the nine-month period ended September 30, 2006 to any of the Members as such.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 2006, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a Member interest in Lessee and Registrant. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, each Member who holds a position at Supervisor (which supervises Registrant and Lessee) may, by reason of his position at Supervisor, receive income attributable to supervisory services or other payments made to Supervisor by Registrant and Lessee.

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

Registrant does not pay dividends. During the nine month period ended September 30, 2006, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2006, Registrant made an additional distribution of $11,702.11 for each $10,000 Participation. Such distribution represented Further Additional Rent paid by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and annual New York State Limited Liability Company filing fees. See Notes C and E to the condensed financial statements herein.

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

Total revenues increased for the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005. Such increase is the result of an increase in Basic Rent income to cover an increase in debt service, an increase in interest and dividend income and an increase in Further Additional Rent for the period ended September 30, 2006, as compared with the period ended September 30, 2005.

Total expenses increased for the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005. Such increase is the net result primarily of an increase in interest on the mortgage paid by Registrant, an increase in the additional payment to supervisor, depreciation of building improvements and equipment as a result of the improvement program and amortization of leasing commissions for the period ended September 30, 2006, as compared with the period ended September 30, 2005.

Liquidity and Capital Resources

Registrant's liquidity has decreased at September 30, 2006 as compared with September 30, 2005 as the result of payments made under the improvement program. However, Registrant has the ability to draw as of September 30, 2006 an additional $21,250,000 on its first mortgage for payment of improvements. Costs relating to the improvement program were funded from proceeds of the first mortgage of $84,000,000 of which $62,750,000 has been drawn at September 30, 2006. Registrant may from time to time set cash aside for contingent liabilities. As of September 30, 2006, the Registrant had incurred or accrued costs related to the Program of approximately $56,000,000 and estimated that costs upon completion will be approximately $88,000,000.

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

Security Ownership

As of September 30, 2006, the Members in Registrant owned of record and beneficially an aggregate $28,333 of Participations in Registrant, representing 0.40% of the currently outstanding Participations therein.

In addition, as of September 30, 2006, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Item 4. Controls and Procedures.

  Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Wien & Malkin LLC and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997 concerning the management, leasing and supervision of the property subject to the Lease, in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

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

After the September 24, 1997 purported assignment of Lessee's management, the Schneider corporation representing itself as "Helmsley-Spear" received $3,009,861 of overrides from Lessee. After the October 14, 2004 Appellate Division decision determined such assignment was invalid, Wien & Malkin as supervisor made written demand that the Schneider corporation return those overrides for the benefit of Lessee investors. Following the February 21, 2006 ruling of the Court of Appeals reversing the Appellate Division, treatment of these overrides awaited final decision after any appeal. Any claim for such refund was suspended pending appeal and then was permanently released as part of an exchange of mutual general releases between Helmsley-Spear and Lessee under the August 29, 2006 settlement agreement.

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

In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled $285,780 through September 30, 2006 (including fees of $75,000 plus disbursements of $7,212 to Wien & Malkin LLC).

Item 6. Exhibits

The exhibits hereto are being incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 9, 2003, October 22, 2003 and October 23, 2003 (collectively, the "Power").

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: January 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: January 26, 2007

  Mr. Labell supervises accounting functions for Registrant.

EXHIBIT INDEX

Number	Document	Page*
3 (a)

Attached hereto as Exhibit 3 (c) is Registrant's Consent and Operating Agreement dated as of November 28, 2001 as a Limited Liability Company, which incorporates by reference the Registrant's prior Partnership Agreement, dated September 25, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 0-2670) filed as Exhibit No. 1 to Registrant's Registraion Statement on Form S-1 as amended (the "Registration Statement"), and is itself incorporated by reference as an exhibit hereto.

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
24

Powers of Attorney dated October 9, 2003, October 22, 2003 and October 23, 2003 between Partners of Registrant and Mark Labell which is filed as Exhibit 24 to Registrant's 10-Q for the quarter ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

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

Date: January 26, 2007

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance of Wien & Malkin LLC, Supervisor of 60 East 42nd St. Associates L.L.C.

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

Date: January 26, 2007

By /s/ Mark Labell

Name: Mark Labell

Title:Senior Member of Financial/Accounting Staff of Wien & Malkin LLC, Supervisor of 60 East 42nd St. Associates L.L.C.

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the supervisor* of 60 East 42nd St. Associates L.L.C. ("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 26, 2007

By /s/ Mark Labell

Mark Labell

Wien & Malkin LLC, Supervisor

*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. Accordingly, this Chief Executive Officer certification is being signed by a Senior Vice President, Finance of Registrant's supervisor.

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the supervisor* of 60 East 42nd St. Associates L.L.C. ("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 26, 2007

By /s/ Mark Labell

Mark Labell

Wien & Malkin LLC, Supervisor

*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.