Form 10-K
period 2006-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2007-05-24
CIK 90794

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Lessee is a limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family. All three members in Registrant are at Wien & Malkin LLC (the "Supervisor") 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2006, the Building was approximately 93% occupied by approximately 460 tenants who engage in various businesses, including law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

(b) The Mortgages

On November 29, 2004, a new first mortgage ("Mortgage") was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws until Associates has drawn the entire $84,000,000 as required, will be used to pay for refinancing costs and capital improvements as needed. The initial drawdown of $49,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Associates is required to repay the full $84,000,000 in equal monthly payments of $507,838 applied to interest and then principal, calculated on a 25 year amortization schedule. A total of $66,000,000 has been drawn on the new first mortgage and an additional $18,000,000 can be drawn after December 31, 2006. The mortgage matures on November 5, 2014.

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

(c) The Lease

The Lease, as modified March 1, 2000, provides that Lessee is required to pay Registrant:

(i)annual basic rent (the "Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant annual mortgage charges on all mortgages. In the event of a mortgage refinancing, unless there is an increase in the mortgage balance, the annual basic rent will be modified and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event that such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgage, the basic rent shall be equal to $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to the refinancing. In accordance with the Eighth Lease Modification Agreement dated November 29, 2004, basic rent was increased to cover debt service on the new $84,000,000 first mortgage. The basic rent will be increased or decreased upon the refinancing of the mortgages provided that the aggregate principal balance of all mortgages now or hereafter placed on the property does not exceed $84,000,000 plus refinancing costs.

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

Further Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending September 30. Such income is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Further Additional Rent for the lease year ended September 30, 2006 was $9,102,338. After deducting a reserve of $700 for annual New York State limited liability company filing fees and $910,164 as an additional payment ("Additional Payment") to Supervisor, the balance of $8,191,474 was distributed to the Participants on November 30, 2006.

(d) Competition

Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $32.38 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $48 to $54 per square foot.

(e) Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then existing trends in the rental market for office space.

Item 2. Property.

Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder. See Item 1. Registrant's fee title to the Property is encumbered by the Mortgage with an unpaid principal balance of $66,000,000 at December 31, 2006. For a description of the terms of the Mortgage Loan, see Item 1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Note 3 of the Notes thereto. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is net leased to Lessee. See Item 1 hereof and Note 4 of the Notes for additional information concerning the Lease.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the participants of Registrant and the Lessee approved an increase to the program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights is expected to trigger a New York State Transfer Tax at that time, which will be paid from the new fee mortgage proceeds and/or the Lessee's operating cash flow.

As of December 31, 2006, the Registrant had incurred or accrued costs related to the Program of approximately $59,000,000 and estimated that the Program will be completed by 2008 and that costs upon completion will be approximately $88,000,000. The Lessee is currently financing the Program and billing Registrant for the costs incurred. The Program (1) grants the ownership of the improvements to Registrant and acknowledges its intention to finance them through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by Registrant from an equivalent increase in the basic rent paid by the Lessee to Registrant. Since any Further Additional Rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Registrant and the Lessee share the costs of the Program equally, assuming Further Additional Rent continues to be earned. The 1999 consent authorized the members of Associates who act as agents for the participant investors (the "Agents") to give additional extension rights to the Lessee beyond the September 30, 2033 expiration date (Note 4) to September 30, 2083 upon completion of the Program, and to later date(s) for consideration and upon such terms as the Agents deem appropriate for the benefit of Registrant. See Item 1.

Item 3. Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements included in this Form 10-K. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding and Helmsley-Spear's withdrawal of any challenge to its replacement as Lessee's managing and leasing agent, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

Item 4. Submission of Matters to a Vote of Participants.

No matters were submitted to the Participants during the period covered by this report.

PART II

Item 5. Market for the Registrant's Common Equity and Related

Security Holder Matters.

Registrant, a limited liability company, was organized on September 25, 1958.

Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the membership interests of the Members in Registrant (the "Participations") and are not shares of common stock or the equivalent. The Participations represent each Participant's fractional share in a Member's undivided interest in Registrant. One full unit of the Participations was offered at an original purchase price of $10,000; fractional units were also offered for proportionate purchase prices. Registrant has not repurchased Participations in the past and is not likely to change its policy in the future.

(a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2006, Registrant was advised of 48 transfers of Participations. In one instance, the indicated purchase price was equal to 6.5 times the face amount of the Participation transferred, i.e., $10,833 for a $1,667 Participation. In all other cases, no consideration was indicated.

A tender offer for Participations was commenced by an unrelated third party in February 2007 expiring April 6, 2007, and a matching tender offer was commenced by Wien & Malkin 60 East 42nd St. Acquisition L.L.C. (an affiliate of Peter L. Malkin and Anthony E. Malkin) in March 2007 expiring April 10, 2007, in each case at a price of $60,000 for an original $10,000 Participation. At the date of this filing, no purchase thereunder has been effected, although reportedly some Participation(s) aggregating less than $10,000 of original investment have been tendered.

(b) As of December 31, 2006, there were 804 holders of Participations of record.

    Registrant does not pay dividends. During each of the years ended December 31, 2006 and 2005, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. On November 30, 2006 and November 30, 2005, Registrant made additional distributions for each $10,000 Participation of $11,702.11 and $9,012.43, respectively. Such distributions are derived from Further Additional Rent payable by Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

[SELECTED FINANCIAL DATA]

Item 6.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2006. This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

Year ended December 31

	2006	2005	2004	2003	2002

Basic rent income	$3,278,174	$2,796,929	$2,377,624	$ 2,317,049	$ 2,043,396

Advance of additional rent income	1,053,800	1,053,800	1,053,800	1,053,800	1,053,800

Further additional rent income	9,102,338	7,010,371	6,869,702	6,499,996	6,944,789

Interest and dividend income	140,064	128,510	70,757	74,863	68,212

Total revenues	13,574,376	10,989,610	10,371,883	$ 9,945,708	$10,110,197

Net income	$7,391,621	$ 6,153,768	$6,298,875	$ 6,091,606	$ 6,557,108

Earnings per $10,000 participation unit, based on 700 participation units outstanding during the year	$10,559	$8,791	$8,998	$8,702	$9,367

Total assets	$68,193,888	$57,422,999	$46,366,872	$34,877,868	$35,600,016

Long-term obligations	$66,000,000	$58,250,000	$49,000,000	None	$40,000,000

Distributions per $10,000 participation unit, based on 700 participation units outstanding during the year:
Income	$10,559	$ 8,791	$ 8,998	$ 8,702	$ 9,367

Return of capital	2,638	1,716	1,328	892	1,036

Total distributions	$13,197	$10,507	$10,326	$ 9,594	$10,403

Item 6a.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following table presents the Registrant's unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Statement of Income Data:
Basic rent income	$787,249	$811,043	$ 830,527	$849,355
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	9,102,338	-
Interest and dividend income	56,464	32,669	13,186	37,745
Total revenues	1,107,163	1,107,162	10,209,501	1,150,550

Interest on mortgages	837,713	837,713	837,713	881,099
Supervisory services	7,845	7,845	918,009	7,845
Amortization of mortgage refinancing costs	52,777	52,777	52,777	52,777
Amortization of leasing commissions	63,172	65,365	72,428	82,840
Miscellaneous expense	700	-	-	-
Depreciation of building improvements and equipment	314,309	340,883	339,332	356,836
Total expenses	1,276,516	1,304,583	2,220,259	1,381,397

Net income (loss)	$(169,353)	$(197,421)	$7,989,242	$ (230,847)
Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$(242)	$(282)	$11,413	$(330)

Item 6a.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS (Continued)

(Unaudited)

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Statement of Income Data:
Basic rent income	$657,457	$682,918	$707,736	$748,818
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	7,010,371	-
Interest and dividend income	55,017	33,970	9,152	30,371
Total revenues	975,924	980,338	7,990,709	1,042,639

Interest on mortgages	706,475	710,888	710,888	773,187
Supervisory services	7,845	7,845	708,812	7,845
Amortization of mortgage refinancing costs	51,489	51,489	52,777	55,354
Amortization of leasing commissions	29,219	37,836	46,782	52,552
Depreciation of building improvements and equipment Professional fees	173,574 140	173,574 3,750	222,039 -	250,749 -
Miscellaneous	733	-	-	-
Total expenses	969,475	985,382	1,741,298	1,139,687
Net income (loss)	$6,449	$(5,044)	$6,249,411	$(97,048)

Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$9	$(7)	$8,928	$(139)

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

Regisrant's discussion and analysis of its financial condition and results of operations are based upon our financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant's financial statements, which are presented elsewhere in this annual report have been applied consistently as at December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004. Registrant believes that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method determined by Registrant's management. While Registrant believes its discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

Revenue Recognition: Basic rental income, as defined in a long-term lease, is equal to the sum of the constant annual mortgage charges plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Additional Rent represents a fixed amount of the Lessee's net operating income, as defined, in each lease year and is recorded ratably over the twelve month period. Further Additional Rent, which is based on the net profits of the Lessee, as defined, is recorded by Registrant when such amounts become determinable.

Financial Condition and Results of Operations

Registrant was organized for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent additional amounts to the Supervisor and then to distribute the balance of such Additional Rent and Further Additional Rent to the Participants. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 2006:

(a) Total revenues increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase is the net result of an increased amount of Basic Rent income and Further Additional Rent received by Registrant in 2006 and dividend income. Total revenues increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. Such increase is the net result of an increased amount of Basic Rent income, Further Additional Rent received by Registrant in 2005 and dividend income and a decrease in interest income. See Note 4 of the Notes.

(b) Total expenses increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase is the net result of an increase in mortgage interest, depreciation of assets, amortization expense and the additional payment to Supervisor in 2006. Total expenses increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. Such increase is the net result of an increase in mortgage interest, depreciation of assets, amortization expense and the additional payment to Supervisor and a decrease in professional fees in 2005.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Liquidity and Capital Resources

Registrant's liquidity has decreased at December 31, 2006 as compared to December 31, 2005 as a result of payments due under the improvement Program. However, costs relating to the improvement Program are funded from proceeds of the first mortgage of $84,000,000, of which $66,000,000 has been drawn at December 31, 2006. Registrant may from time to time set aside cash for contingent liabilities.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are included in this annual report immediately following Exhibit 32.2.

Item 9. Disagreement on Accounting and Financial Disclosure.

Not applicable.

Item 9a. Controls and Procedures.

  Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006 the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

  Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Member. The table below sets forth as to each Member as of December 31, 2006 the following: name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Member:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	73	Father of Anthony E. Malkin	Real Estate Supervision	Senior Member and Chairman, Wien & Malkin LLC	1970
Anthony E. Malkin	44	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Wien & Malkin LLC and President of W&M Properties, L.L.C.	1997
Thomas N. Keltner, Jr.	60	None	Real Estate Supervision	Member Wien & Malkin LLC	1996

As stated above, all three members who are acting as Agents for members hold senior positions at Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Members are either a director, member or general partner are as follows:

Peter L. Malkin is a member in 250 West 57th St. Associates L.L.C. and a member in Empire State Building Associates L.L.C.

Anthony E. Malkin is a member in 250 West 57th Street Associates L.L.C. and a member in Empire State Building Associates L.L.C.

Thomas N. Keltner, Jr. is a member in Empire State Building Associates L.L.C.

Item 11. Executive Compensation.

As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

Registrant's organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. No remuneration was paid during the current fiscal year ended December 31, 2006 by Registrant to any of the Members as such. Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $24,000 per annum plus an additional payment of 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14.95% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2006 was equal to the Participants' original cash investment of $7,000,000). For tax purposes, such additional payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distribution.

Pursuant to such fee arrangements, Registrant paid Supervisor a total of $941,544 (consisting of $24,000 as an annual basic fee for supervisory services and $917,544 as an additional payment) during the fiscal year ended December 31, 2006. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

Item 12. Security Ownership of Certain Beneficial Owners

and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2006, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2006, the Members (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

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

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $110,277 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

(c) Not applicable.

Item 13. Certain Relationships and Related Transactions.

(a) As stated in Items 1 and 10 hereof, Messrs. Peter L. Malkin, Anthony E. Malkin, and Thomas N. Keltner, Jr. are the three members in Registrant and also act as agents for Participants in their respective Participation interests therein. Mr. Peter Malkin is also among the members in Lessee. As a consequence of one of the three members being a member in Lessee and all three members holding senior positions at Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective Participating Agreements pursuant to which the Members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on the Participants' behalf. Such transactions, among others, include modification and extension of the Lease or the Mortgage, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

See Items 1 and 2 hereof for a description of the terms of the Lease. As of December 31, 2006, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the members in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members who hold senior positions at Supervisor, by reason of his interests in Supervisor, may receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

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

(c) Not applicable.

(d) Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLC, the Supervisor of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2006 and December 31, 2005 were as follows:

Fee Category 2006 2005

Audit Fees $45,300 $37,710

Audit-Related Fees 4,200 2,500

Tax Fees 6,000 6,000

All Other Fees - -

Total Fees $55,500 $46,210

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements and are not reported under "Audit Fees." In 2006 and 2005, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

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

For all services, Registrant's senior management submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor can provide from time-to-time during the year. All fee proposals for those non-audit services must be approved in advance in writing by a senior executive of the Supervisor. The Agents of Registrant are informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

PART IV

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements

(2) Financial Statement Schedules

The financial statements and the financial statement schedule of the Registrant required in this annual report are listed in the index to those financial statements and financial statement schedule included immediately following Exhibit 32.2.

(3) Exhibits: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 9, 2003, October 22, 2003 and October 23, 2003 (the "Power").

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: May 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: May 24, 2007

________________________

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
24

Powers of Attorney dated October 9, 2003, October 22, 2003 and October 23, 2003 between the Partners of Registrant and Mark Labell which was filed as Exhibit 24 to Registrant's 10-Q for the period ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

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

Date: May 24, 2007

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance Wien & Malkin LLC, Supervisor of 60 East 42nd St. Associates L.L.C.

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

Date: May 24, 2007

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Member of Financial/Accounting Staff of Wien & Malkin LLC, Supervisor of 60 East 42nd St. Associates L.L.C.

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the Supervisor* of 60 East 42nd St. Associates L.L.C. ("Registrant") to certify that:

    the Annual Report on Form 10-K of Registrant for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 24, 2007

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Wien & Malkin LLC, Supervisor

*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant's supervisor.

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the Supervisor* of 60 East 42nd St. Associates L.L.C. ("Registrant"), to certify that:

    the Annual Report on Form 10-K of Registrant for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 24, 2007

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

60 EAST 42ND STREET ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of J.H. Cohn LLP -- Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2006 and 2005

Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Financial Statements

SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2006

All other schedules are omitted as the information is not required, is not material or is otherwise provided

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in 60 East 42nd St. Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying balance sheets of 60 East 42nd St. Associates L.L.C. ("Associates") as of December 31, 2006 and 2005, and the related statements of income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2006, and the supporting financial statement schedule, Schedule III-Real Estate and Accumulated Depreciation, also included in this Form 10-K. These financial statements and schedule are the responsibility of the Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2006 and 2005, and its results of operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/S/ J.H. Cohn LLP

New York, N. Y.

March 15, 2007

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
BALANCE SHEETS
December 31,
2006	2005
ASSETS
Real Estate:
Buildings:
Lincoln Building, located at 60 East 42nd Street and
301 Madison Avenue, New York, N.Y.	$16,960,000	$16,960,000
Less: Accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	60,470,331	47,818,612
Less: Accumulated depreciation	5,558,282	4,206,922
	54,912,049	43,611,690
Land	7,240,000	7,240,000
TOTAL REAL ESTATE	62,152,049	50,851,690
Cash and cash equivalents:
Cash in banks and money market fund	137,324	148,691
Cash in distribution account held by Wien & Malkin LLC	87,202	87,202
TOTAL CASH AND CASH EQUIVALENTS	224,526	235,893

Restricted cash for payment of building improvement costs	2,325,912	3,040,307
Leasing commissions, less accumulated amortization of $474,497 in 2006 and $190,692 in 2005	1,819,659	1,412,259
Mortgage refinancing costs, less accumulated amortization of $439,345 in 2006 and $228,237 in 2005	1,671,742	1,882,850
TOTAL ASSETS	$68,193,888	$57,422,999

LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
First mortgage payable	$66,000,000	$58,250,000
Due to lessee, a related party	6,470,258	6,408,534
Building improvement costs payable	6,163,849	1,392,898
Accrued mortgage interest	293,700	259,213
Accrued expenses	139	139
TOTAL LIABILITIES	78,927,946	66,310,784
Commitments and contingencies
Members' deficiency	(10,734,058)	(8,887,785)
TOTAL LIABILITIES AND MEMBERS' DEFICIENCY	$68,193,888	$57,422,999

See accompanying notes to financial statements.
60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENTS OF INCOME
Year ended December 31
2006	2005	2004
Revenues:
Rent income, from a related party	$13,434,312	$10,861,100	$10,301,126
Dividend and interest income	140,064	128,510	70,757
TOTAL REVENUES	13,574,376	10,989,610	10,371,883
Expenses:
Interest on mortgages	3,394,238	2,901,438	2,423,345
Supervisory services, to a related party	941,544	732,347	718,280
Amortization of leasing commissions	283,805	166,389	24,303
Amortization of mortgage refinancing costs	211,108	211,109	237,182
Depreciation of building improvements and equipment Fees, including amounts paid to a related party	1,351,360 -	819,936 3,890	597,008 71,804
Miscellaneous	700	733	1,086

TOTAL EXPENSES	6,182,755	4,835,842	4,073,008

NET INCOME	$7,391,621	$6,153,768	$6,298,875

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each year	$10,559	$8,791	$8,998

See accompanying notes to financial statements.
60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2006	For Year	Distributions	2006

Year Ended December 31, 2006:

Peter L. Malkin Group (formerly Jack Feirman)	$(1,269,684)	$1,055,946	$ 1,319,699	$(1,533,437)

Thomas N. Keltner Jr. Group (formerly Mark Labell )	(1,269,684)	1,055,946	1,319,699	(1,533,437)

Peter L. Malkin Group (formerly Fred Posniak)	(1,269,683)	1,055,946	1,319,699	(1,533,436)

Anthony E. Malkin Group	(1,269,683)	1,055,946	1,319,699	(1,533,436)

Peter L. Malkin Group	(1,269,683)	1,055,946	1,319,699	(1,533,436)

Peter L. Malkin Group (formerly Scott D. Malkin )	(1,269,684)	1,055,946	1,319,699	(1,533,437)

Peter L. Malkin Group (formerly Thomas N. Keltner Jr.)	(1,269,684)	1,055,945	1,319,700	(1,533,439)

TOTALS	$(8,887,785)	$7,391,621	$9,237,894	$(10,734,058)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2005	For Year	Distributions	2005

Year Ended December 31, 2005:
Jack Feirman Group	$(1,098,061)	879,109	1,050,732	(1,269,684)

Mark Labell Group	(1,098,061)	879,109	1,050,732	(1,269,684)

Fred Posniak Group	(1,098,061)	879,110	1,050,732	(1,269,683)

Anthony E. Malkin Group	(1,098,061)	879,110	1,050,732	(1,269,683)

Peter L. Malkin Group	(1,098,061)	879,110	1,050,732	(1,269,683)

Scott D. Malkin Group	(1,098,062)	879,110	1,050,732	(1,269,684)

Thomas N. Keltner Jr. Group	(1,098,062)	879,110	1,050,732	(1,269,684)

TOTALS	$(7,686,429)	6,153,768	7,355,124	(8,887,785)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2004	For Year	Distributions	2004

Year Ended December 31, 2004:
Jack Feirman Group	$ (965,254)	$899,839	$1,032,646	$(1,098,061)

Mark Labell Group	(965,255)	899,840	1,032,646	(1,098,061)

Fred Posniak Group	(965,254)	899,839	1,032,646	(1,098,061)

Anthony E. Malkin Group	(965,254)	899,839	1,032,646	(1,098,061)

Peter L. Malkin Group	(965,255)	899,840	1,032,646	(1,098,061)

Scott D. Malkin Group	(965,255)	899,839	1,032,646	(1,098,062)

Thomas N. Keltner Jr. Group	(965,255)	899,839	1,032,646	(1,098,062)

TOTALS	$(6,756,782)	$6,298,875	$7,228,522	$(7,686,429)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENTS OF CASH FLOWS
Year ended December 31,
2006	2005	2004
Cash flows from operating activities:
Net income	$7,391,621	$6,153,768	$6,298,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	1,351,360	819,936	597,008
Amortization of leasing commissions	283,805	166,389	24,303
Amortization of mortgage refinancing costs	211,108	211,109	237,182
Change in operating assets and liabilities:
Change in leasing commissions	(691,205)	(1,048,180)	(554,771)
Change in accrued mortgage interest and other expenses	34,487	16,086	132,532

Net cash provided by operating activities	8,581,176	6,319,108	6,735,129
Cash flows from investing activities:
Purchase of building improvements and equipment	(8,510,158)	(18,036,596)	(3,920,629)
Change in restricted cash for payment of building improvement costs	714,395	6,797,703	(3,291,768)
Change in building improvement costs payable	-	1,392,898	-

Net cash used in investing activities	(7,795,763)	(9,845,995)	(7,212,397)

Cash flows from financing activities:
Proceeds from refinancing	7,750,000	9,250,000	49,000,000
Payments of prior mortgages	-	-	(40,000,000)
Payments for refinancing costs	-	(55,743)	(2,055,344)
Cash distributions to participants	(9,237,894)	(7,355,124)	(7,228,522)
Advances from lessee and others for building improvements	691,114	1,598,499	552,443
Net cash provided by (used in) financing activities	(796,780)	3,437,632	268,577

Net change in cash and cash equivalents	(11,367)	(89,255)	(208,691)

Cash and cash equivalents, beginning of year	235,893	325,148	533,839
CASH AN D CASH ECASH AND CASH EQUIVALENTS, END OF YEAR	$224,526	$235,893	$325,148

Supplemental disclosure of cash flow information:	2006	2005	2004

Cash paid during the year for interest	$3,359,751	$2,860,275	$2,316,025
Supplemental disclosure of non-cash investing and financing activities: Building improvements purchased through financing agreement with lessee and others	$4,141,561	$ -	$2,733,676

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1. Business Activity And Reorganization

60 East 42nd St. Associates L.L.C. ("Associates") is a limited liability company owning commercial property at 60 East 42nd Street and 301 Madison Avenue, New York, New York. The property, known as "The Lincoln Building", is net leased to Lincoln Building Associates L.L.C. (the "Lessee").

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

    Real Estate and Depreciation:

Real estate, consisting of land, buildings and building improvements and equipment, is stated at cost. The buildings and building improvements are depreciated using a straight-line method over their estimated useful lives ranging from 20 to 26 years. Buildings with a cost of $16,960,000 and building improvements with a cost of $1,574,135 at December 31, 2006 have been fully depreciated.

In connection with the building improvements program which began in 1999 (see Note 12), costs totaling $58,896,196 have been incurred through December 31, 2006 for new building improvements ($58,766,196) and equipment ($130,000) which have been put into service.

    Mortgage Refinancing Costs, Leasing Commissions and Amortization:

Mortgage refinancing costs are being amortized ratably over the term of the mortgage.

Leasing commissions represent reimbursements to the Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

d. Valuation of Long-Lived Assets:

Associates periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected cash

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

  Summary of Significant Accounting Policies (continued)

flows method.

e. Revenue Recognition:

Basic rental income, as defined in the lease between Associates and Lessee, is equal to the sum of the constant annual mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Additional rent represents a fixed amount of the Lessee's net operating income, as defined, in each lease year and is recorded ratably over the twelve month period. Further additional rent, which is based on the net profits of the Lessee, as defined, is recorded by Associates when such amounts become determinable.

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

  First Mortgage Payable

On November 29, 2004, a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws until Associates has drawn the entire $84,000,000 as required, will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Associates is required to repay the full $84,000,000 in equal payments of $507,838 applied to interest and then principal, calculated on a 25 year amortization schedule. A total of $66,000,000 has been drawn on the new first mortgage and an additional $18,000,000 can be drawn after December 31, 2006. The mortgage matures on November 5, 2014.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

    First Mortgage Payable (continued)

The following is a schedule of future minimum principal payments in each of the five years subsequent to December 31, 2006 and thereafter:

Year ending

December 31,

2007	$ 642,023
2008	1,616,718
2009	1,719,098
2010	1,814,334
2011	1,914,846
Thereafter	76,292,981
$84,000,000

As of December 31, 2006, Associates was holding approximately $2,300,000 of the mortgage loan proceeds set aside to pay for the building improvements program.

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates' mortgage debt based on available information was $63,700,000 and $53,500,000 at December 31, 2006 and December 31, 2005, respectively.

4. Related Party Transactions - Rent Income

Associates does not operate the property. It subleases the property to the Lessee under an operating lease that had an initial term expiring September 30, 1983. On January 4, 1982, the Lessee exercised its option to renew the lease for an additional period of 25 years, and the lease period now extends through September 30, 2008. The lease includes an option to renew for one additional period of 25 years through September 30, 2033.

The lease, as modified, provides for an annual basic rent equal to the sum of the constant annual mortgage charges on all mortgages, plus $24,000 for supervisory services. In the event of a mortgage refinancing, unless there is an increase in the mortgage balance, the annual basic rent will be modified and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event that such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgage, the basic rent shall be equal to $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to the refinancing. In accordance with the Eighth Lease Modification Agreement dated November 29, 2004, basic rent was increased to cover debt service on the new $84,000,000 first mortgage. The basic rent will be increased or decreased upon the refinancing of the mortgages provided that the aggregate principal balance of all

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

4. Related Party Transactions - Rent Income (continued)

mortgages now or hereafter placed on the property does not exceed $84,000,000 plus refinancing costs.

The modified lease also provides for payments of total additional rent, as follows:

1. Advances of additional rent are payable in equal monthly installments totaling an amount equal to the lesser of $1,053,800 ($87,817 per month) or the defined net operating income of the Lessee during the preceding fiscal year ended September 30th (the "lease year"); and

2. Further additional rent is payable in an amount equal to 50% of the Lessee's remaining net operating income, as defined, in each lease year.

Advances of additional rent are billed to and advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $87,817 throughout each year. Since it is not practicable to estimate total additional rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the Property, Associates recognizes further additional rent when earned from the Lessee at the close of the lease year ending September 30th.

Rent income, including total additional rent based on operating profits subject to additional rent, reported by the Lessee of $19,258,480, $15,074,545 and $14,793,207 for 2006, 2005 and 2004, respectively, was comprised as follows:
	2006	2005	2004
Basic rent income	$ 3,278,174	$ 2,796,929	$ 2,377,624
Advance of additional rent	1,053,800	1,053,800	1,053,800
Further additional rent	9,102,338	7,010,371	6,869,702
Total additional rent	10,156,138	8,064,171	7,923,502
Rent income	$13,434,312	$10,861,100	$ 10,301,126

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of additional rent income received from October 1st to December 31st but does not include any portion of further additional rent based on the Lessees' operations during that period.

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

  Related Party Transactions - Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), a related party. Beneficial interests in Associates and the Lessee are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Wien & Malkin LLC, a limited liability company, succeeded Wien & Malkin LLP, a limited liability partnership, on November 30, 2006 without any change in duties, responsibilities, staffing, operation, rights or compensation to it as Supervisor.

Basic fees for supervisory services are $24,000 per annum. Wien & Malkin receives an additional payment each year equal to 10% of distributions to participants for any year in excess of 14% of their cash investment of $7,000,000. Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2006, 2005 and 2004, totaled $941,544, $732,347 and $718,280, respectively. For tax purposes, such additional payment is treated as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. Distributions in respect of Wien & Malkin's profits interest totaled $917,544, $708,347 and $694,280 for the years ended December 31, 2006, 2005 and 2004, respectively.

6. Related Party Transactions - Fees

Fees for the years ended December 31, 2006, 2005 and 2004 include $0, $0 and $67,253 respectively, inclusive of disbursements, paid or accrued to the firm of Wien & Malkin.

7. Number of Participants

There were approximately 804, 801 and 791 participants in the participating groups at December 31, 2006, 2005 and 2004, respectively.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

8. Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.

  Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2006, 2005 and 2004, based on 700 participation units outstanding during each year, consisted of the following:

	Year ended December 31,
	2006	2005	2004
Income	$ 10,559	$ 8,791	$8,998
Return of capital	2,638	1,716	1,328
TOTAL DISTRIBUTIONS	$13,197	$10,507	$10,326

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

10. Concentration of Credit Risk

Associates maintains cash balances in one bank and in a distribution account held by Wien & Malkin. In addition, it maintains cash in a Fidelity money market fund (U.S. Treasury Portfolio). The bank balances are insured by the Federal Deposit Insurance Corporation up to $100,000 each, and at December 31, 2006 approximately $37,000 was not insured. The distribution account held by Wien & Malkin and the money market fund are not insured. The funds held in the distribution account were paid to the participants on January 1, 2007.

    Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements. As a

60 EAST 42ND ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2006

  Contingencies (continued)

result of the August 29, 2006 settlement agreement which included termination of this proceeding and Helmsley-Spear's withdrawal of any challenge to its replacement as Lessee's managing and leasing agent, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

12. Building Improvements Program and Agreement to Extend Lease

In 1999, the participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the participants of Registrant and the Lessee approved an increase to the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the Lease beyond 2083, based on the net present benefit to Registrant of the improvements made. As of December 31, 2006, Registrant had incurred or accrued costs related to the Program of approximately $59,000,000 and estimated that the program will be completed by 2008 and that costs upon completion will be approximately $88,000,000.

The Lessee is financing the Program and billing Registrant for the costs incurred. The Program (1) grants the ownership of the improvements to Registrant and acknowledges its intention to finance them through an increase in the fee mortgage (Note 3), and (2) allows for the increased mortgage charges to be paid by Registrant from an equivalent increase in the basic rent paid by the Lessee to Registrant. Since any overage rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Registrant and the Lessee share the costs of the Program equally, assuming overage rent continues to be earned. The 1999 consent authorized the members of Registrant who act as agents for the participant investors (the "Agents") to give additional extension rights to the Lessee beyond the September 30, 2033 expiration date (Note 4) to September 30, 2083 upon completion of the Program, and to later date(s) for consideration and upon such terms as the Agents deem appropriate for the benefit of Registrant.

SCHEDULE III

60 EAST 42nd ST. ASSOCIATES L.L.C

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2006

Column

A Description                             Land, buildings and building improvements

                                                            and equipment situated at 60 East 42nd Street

                                                            and 301 Madison Avenue, New York, N.Y.

B Encumbrances -

         Prudential Insurance Company at December 31, 2006                                       $66,000,000

C Initial cost to company

         Land                                                                                                                  $ 7,240,000

         Buildings                                                                                                           $16,960,000

D Cost capitalized subsequent to acquisition

         Building improvements and equipment                                                                $60,470,331

         Carrying costs                                                                                                   $    None

E Gross amount at which carried at close of period
          Land                                                                                                                $ 7,240,000

          Buildings, building improvements and equipment                                                 77,430,331

          Total                                                                                                             $ 84,670,331(a)

F Accumulated depreciation                                                                                     $22,518,282(b)

G Date of construction                                                                                              1930

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

(a) Gross amount of real estate

Balance at January 1, 2004                                                                                          $47,327,711

Purchase of building improvements and equipment and construction in progress (expenditures advanced by Lessee, a related party, and recorded by Associates):

                                                                F/Y/E 12/31/04                    $6,654,305

                                                                12/31/05                              18,036,596

                                                                12/31/06                              12,651,719       37,342,620

                                                                 Balance at December 31, 2006                       $84,670,331

The costs for federal income tax purposes are the same as for financial statement purposes.

(b) Accumulated depreciation

Balance at January 1, 2004                                                                                             $19,749,978

Depreciation:

                                                                       F/Y/E 12/31/04                   597,008

                                                                       12/31/05                             819,936

                                                                       12/31/06                          1,351,360          2,768,304

                                                                       Balance at December 31, 2006               $22,518,282