Form 10-Q
period 2007-03-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2007-08-20
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
Real estate:

Buildings	$16,960,000	$16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	61,762,574	60,470,331
Less, accumulated depreciation	5,943,255	5,558,282
	55,819,319	54,912,049
Land	7,240,000	7,240,000
Total real estate	63,059,319	62,152,049

Cash in banks and money market fund	179,242	224,526
Receivable from participants re: NYS estimated tax	34,511	-
Restricted cash for payment of building improvement costs	4,498,676	2,325,912

Leasing commissions	2,358,942	2,294,156
Less, accumulated amortization	558,444	474,497
	1,800,498	1,819,659

Mortgage refinancing costs	2,111,087	2,111,087
Less, accumulated amortization	492,122	439,345
	1,618,965	1,671,742
Total assets	$71,191,211	$68,193,888
Liabilities and Members' Deficiency:
Liabilities:
First mortgage payable	$71,000,000	$66,000,000
Due to lessee, a related party	5,991,492	6,470,258
Building improvement costs payable	5,138,524	6,163,849
Accrued mortgage interest and other expenses	315,950	293,839
Total liabilities	82,445,966	78,927,946
Members' deficiency	(11,254,755)	(10,734,058)
Total liabilities and members' deficiency	$71,191,211	$68,193,888

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

For the Three Months

Ended March 31,

2007 2006

Revenues:

Basic rent income, from a related party	$884,584	$787,249
Advance of additional rent income, from a related party	263,450	263,450
Total rent income	1,148,034	1,050,699
Dividend income	69,266	56,464
Miscellaneous income	1,500	0
Total revenues	$1,218,800	$1,107,163

Expenses:

Interest on mortgages	$947,850	$837,713
Supervisory services, to a related party	7,845	7,845
Amortization of leasing commissions	83,947	63,172
Amortization of mortgage refinancing costs	52,777	52,777
Depreciation of building improvements and equipment	384,973	314,309
Miscellaneous	500	700
Total expenses	1,477,892	1,276,516
Net Loss	($259,092)	($169,353)
Loss per $10,000 participation unit, based on 700 participation units outstanding during each period	($370.13)	($241.93)

Distributions per $10,000 participation unit

consisted of the following:

Income	$ 0	$ 0
Return of capital	373.72	373.72
Total distributions	$ 373.72	$ 373.72

At March 31, 2007 and 2006, there were $7,000,000 of participation units outstanding.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members' Deficiency

(Unaudited)

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2007	December 31, 2006
Members' deficiency:
Members'deficiency, January 1,	$(10,734,058)	$(8,887,785)
Add net income (loss):
January 1, 2007 through March 31, 2007	(259,092)	-
January 1, 2006 through December 31, 2006	-	7,391,621
	(10,993,150)	(1,496,164)
Less distributions:
Monthly distributions:
January 1, 2007 through March 31, 2007	261,605	-
January 1, 2006 through December 31, 2006	-	1,046,420
Additional distribution on November 30, 2006	-	8,191,474
Total distributions	261,605	9,237,894
Members' deficiency:
March 31, 2007	$(11,254,755)
December 31, 2006		$(10,734,058)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2007 January 1, 2006

through through

March 31, 2007 March 31, 2006

Cash flows from operating activities:
Net loss	($259,092)	($169,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building improvements and equipment	384,973	314,309
Amortization of leasing commissions	83,947	63,172
Amortization of mortgage refinancing costs	52,777	52,777
Changes in operating assets and liabilities:
Change in leasing commissions	(64,786)	(138,628)
Change in accrued mortgage interest and other expenses	22,112	19,886

Net cash provided by operating activities	219,931	142,163

Cash flows from investing activities:
Purchase of building improvements and equipment	(2,896,501)	(2,825,433)
Change in restricted cash segregated for payment of building improvement costs	(2,172,764)	(1,263,288)
Change in receivable from participants	(34,511)	(34,191)

Net cash used in investing activities	(5,103,776)	(4,122,912)

Cash flows from financing activities:
Proceeds from refinancing	5,000,000	4,500,000
Advances from lessee and others for building improvements	100,166	(381,150)
Cash distributions to participants	(261,605)	(261,605)

Net cash provided by financing activities	4,838,561	3,857,245

Net change in cash and cash equivalents	(45,284)	(123,504)
Cash and cash equivalents, beginning of period	224,526	235,893
Cash and cash equivalents, end of period	$ 179,242	$ 112,389

Cash paid for:
Interest	$925,600	$817,688

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2007 and its results of operations and cash flows for the three months ended March 31, 2007 and 2006. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2006 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties. As of October 2, 2005, Registrant's members are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (individually, a "Member" and, collectively, the "Members"), each of whom also acts as an agent for holders of participations in the Registrant (individually, a "Participant" and, collectively, "Participants"). The members in Registrant hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Note E below.

Wien & Malkin LLC, a limited liability company, succeeded Wien & Malkin LLP, a limited liability partnership, on November 30, 2006 without any change in duties, responsibilities, staffing, operation, rights or compensation to it as Supervisor.

Note C Lease

Registrant does not operate the property. Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. Lessee is a limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family.

The Lease has one additional 25-year renewal option which, if exercised, will extend the Lease until September 30, 2033. In 1999, the Participants in Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the participants of Registrant and the Lessee approved an increase to the program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from the proceeds of the Mortgage and/or the Lessee's operating cash flow. As of March 31, 2007, the Registrant had incurred or accrued costs related to the Program of approximately $60,200,000 and estimated that the program will be completed by 2008 and that costs upon completion will be approximately $88,000,000.

The Lease, as modified, provides that Lessee is required to pay rent to Registrant as follows:

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

(ii) additional rent (the "Additional Rent") equal to, on an annual basis, the lesser of (x) Lessee's net operating income for the lease year ending September 30 or (y) $1,053,800 ($87,817 per month) and further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

The lease also requires an advance against Additional Rent equal to, on an annual basis, the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any Lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the Participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent.

Since it is not practicable to estimate Further Additional Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Further Additional Rent when earned from the Lessee at the close of the lease year ending September 30th. Further Additional Rent for the lease year ended September 30, 2006 was $9,102,338. After deducting a reserve of $700 for annual New York State limited liability company filing fees and $910,164 as an additional payment ("Additional Payment") to Supervisor, the balance of $8,191,474 was distributed to the Participants on November 30, 2006.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of additional rent income received from October 1st to December 31st but does not include any portion of further additional rent based on the Lessees' operations during that period.

Note D First Mortgage Payable

On November 29, 2004, a new first mortgage ("Mortgage") was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws until Registrant has drawn the entire $84,000,000 as required, will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Registrant is required to repay the full $84,000,000 in equal monthly payments of $507,838 applied to interest and then principal calculated on a 25 year amortization schedule. A total of $71,000,000 has been drawn on the Mortgage and an additional $13,000,000 can be drawn after March 31, 2007. The Mortgage matures on November 5, 2014.

The Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Mortgage is paid in full during the last 60 days of the term.

The refinancing costs of $2,111,087 were capitalized by Registrant and are being amortized ratably over the term of the Mortgage.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Basic fees for supervisory services are $24,000 per annum, payable in equal monthly installments.

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

Registrant pays Supervisor for other services at hourly rates.

No remuneration was paid by Registrant during the three-month period ended March 31, 2007 to any of the Members as such.

Supervisor also receives 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2007 was equal to the Participants' original cash investment of $7,000,000). For tax purposes, such additional payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 2007, Peter L. Malkin owned a member interest in Lessee. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Peter L. Malkin, his individual ownership of a Member interest in Lessee and Registrant. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members who hold senior positions at Supervisor (which supervises Registrant and Lessee), by reason of his interests in Supervisor, may receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor.

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

Registrant does not pay dividends. During the three-month period ended March 31, 2007, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2006, Registrant made an additional distribution of $11,702.11 for each $10,000 Participation. Such distribution is derived from Further Additional Rent payable by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor and annual New York State Limited Liability Company filing fees. See Notes C and E to the condensed financial statements herein.

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

Total revenues increased for the three-month period ended March 31, 2007, as compared with the three-month period ended March 31, 2006. Such increase is primarily attributable to an increase in Basic Rent income to cover an increase in debt service and an increase in dividend income resulting from the additional draw on the mortgage for the three-month period ended March 31, 2007, as compared with the three-month period ended March 31, 2006.

Total expenses increased for the three-month period ended March 31, 2007, as compared with the three-month period ended March 31, 2006. Such increase is primarily attributable to an increase in interest on the mortgage paid by Registrant, depreciation of building improvements and equipment as a result of the improvement program and amortization of leasing commissions for the three-month period ended March 31, 2007, as compared with the three-month period ended March 31, 2006.

Liquidity and Capital Resources

Registrant's liquidity has not materially changed at March 31, 2007 as compared with March 31, 2006. Costs relating to the improvement program were funded from proceeds of the first mortgage of $84,000,000 of which $71,000,000 has been drawn at March 31, 2007. Registrant may from time to time set cash aside for contingent liabilities.

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

Registrant has the following contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	$84,000,000	$0	$0	$0	$84,000,000
[Capital Lease Obligations]	0	0	0	0	0
[Purchase Obligations]	0	0	0	0	0
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	0	0	0	0	0
Total	$84,000,000	$0	$0	$0	$84,000,000

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2006.

Security Ownership

As of March 31, 2007, the Members in Registrant owned of record and beneficially an aggregate $28,333 of Participations in Registrant, representing 0.40% of the currently outstanding Participations therein.

As of March 31, 2007, certain of the Members in Registrant held additional Participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,047 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $110,264 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4. Controls and Procedures.

  Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements. As a result of the August 29, 2006 settlement agreement, which included termination of this proceeding and Helmsley-Spear's withdrawal of any challenge to its replacement as Lessee's managing and leasing agent, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

Dated: August 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: August 20, 2007

*Mr. Labell supervises accounting functions for Registrant.

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

Date: August 20, 2007

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

Date: August 20, 2007

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2007

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2007

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