Form 10-Q
period 2007-06-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2007-09-27
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
Real estate:
Buildings	$16,960,000	$16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	62,160,307	60,470,331
Less, accumulated depreciation	6,330,357	5,558,282
	55,829,950	54,912,049
Land	7,240,000	7,240,000
Total real estate	63,069,950	62,152,049

Cash in banks and money market fund	107,150	224,526
Receivable from participants re: NYS estimated tax	103,805	-
Restricted cash for payment of building improvement costs	3,609,363	2,325,912

Leasing commissions	2,982,044	2,294,156
Less, accumulated amortization	653,792	474,497
	2,328,252	1,819,659

Mortgage refinancing costs	2,111,087	2,111,087
Less, accumulated amortization	544,899	439,345
	1,566,188	1,671,742
Total assets	$70,784,708	$68,193,888
Liabilities and Members' Deficiency:
Liabilities:
First mortgage payable	$71,000,000	$66,000,000
Due to lessee, a related party	6,642,324	6,470,258
Building improvement costs payable	4,619,167	6,163,849
Accrued mortgage interest and other expenses	315,950	293,839
Total liabilities	82,577,441	78,927,946
Members' deficiency	(11,792,733)	(10,734,058)
Total liabilities and members' deficiency	$70,784,708	$68,193,888

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

For the Three Months For the Six Months Ended June 30, Ended June 30,

2007 2006 2007 2006

Revenues:
Basic rent income, from a related party	$ 903,826	$ 811,043	$1,788,410	$1,598,292
Advance of additional rent income, from a related party	263,450	263,450	526,900	526,900
Total rent income	1,167,276	1,074,493	2,315,310	2,125,192
Dividend income	50,024	32,669	119,290	89,133
Miscellaneous income	0	0	1,500	0
Total revenues	$1,217,300	$1,107,162	$2,436,100	$2,214,325
Expenses:
Interest on mortgage	$ 947,850	$ 837,713	$1,895,700	$1,675,425
Supervisory services, to a related party	7,845	7,845	15,690	15,690
Depreciation of building improvements and equipment	387,102	340,883	772,075	655,192
Amortization of leasing commissions	95,348	65,365	179,295	128,537
Amortization of mortgage refinancing costs	52,777	52,777	105,554	105,554
Fees and miscellaneous	2,751	0	3,251	700
Total expenses	$ 1,493,673	$ 1,304,583	$2,971,565	$2,581,098
Net Loss	$ (276,373)	$ (197,421)	$ (535,465)	$(366,773)
Loss per $10,000 participation unit, based on 700 participation units outstanding during each period	$ (394.82)	$ (282.03)	$ (764.95)	$ (523.96)
Total distributions	$261,605	$261,605	$523,210	$523,210
Distributions per $10,000 participation unit consisted of the following: Income Return of Capital Total distributions	$ 0 373.72 $ 373.72	$ 0 373.72 $ 373.72	$ 0 747.44 $ 747.44	$ 0 747.44 $ 747.44

At June 30, 2007 and 2006, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members' Deficiency

(Unaudited)

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2007	December 31, 2006
Members' deficiency:
Members'deficiency, January 1,	$(10,734,058)	$(8,887,785)
Add net income (loss):
January 1, 2007 through June 30, 2007	(535,465)	-
January 1, 2006 through December 31, 2006	-	7,391,621
	(11,269,523)	(1,496,164)
Less distributions:
Monthly distributions:
January 1, 2007 through June 30, 2007	523,210	-
January 1, 2006 through December 31, 2006	-	1,046,420
Additional distribution on November 30, 2006	-	8,191,474
Total distributions	523,210	9,237,894
Members' deficiency:
June 30, 2007	$(11,792,733)
December 31, 2006		$(10,734,058)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months For the Six Months

Ended Ended

June 30, 2007 June 30, 2006

Cash flows from operating activities:
Net loss	$(535,465)	$ (366,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of building improvements and equipment	772,075	655,192
Amortization of leasing commissions	179,295	128,537
Amortization of mortgage refinancing costs	105,554	105,554
Changes in operating assets and liabilities:
Change in leasing commissions	(687,888)	(217,891)
Change in accrued mortgage interest and other expenses	22,111	19,885

Net cash provided by (used in) operating activities	(144,318)	324,504

Cash flows from investing activities:
Purchase of building improvements and equipment	(3,755,839)	(6,376,564)
Change in restricted cash segregated for payment of building improvement costs	(1,283,451)	1,827,430
Change in receivable from participants	(103,805)	(103,200)

Net cash used in investing activities	(5,143,095)	(4,652,334)

Cash flows from financing activities:
Proceeds from refinancing	5,000,000	4,500,000
Advances from lessee and others for building improvements	693,247	216,560
Cash distributions to participants	(523,210)	(523,210)

Net cash provided by financing activities	5,170,037	4,193,350

Net decrease in cash and cash equivalents	(117,376)	(134,480)
Cash and cash equivalents, beginning of period	224,526	235,893
Cash and cash equivalents, end of period	$ 107,150	$ 101,413

Cash paid for:
Interest	$1,873,450	$1,655,400

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,
	2007	2006
Supplemental disclosure of noncash investing and financing activities:
Short term debt payable to lessee and others incurred for the purchase of building improvements	$0	$1,546,014

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2007, its results of operations for the three and six months ended June 30, 2007 and 2006 and its cash flows for the six months ended June 30, 2007 and 2006. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2006 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Note C Lease

Registrant does not operate the Property. Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. In January, 2007, the Lessee exercised a twenty-five year renewal option extending the Lease until September 30, 2033. Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the participants of Registrant and members in Lessee approved an increase to the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee's operating cash flow. As of June 30, 2007, the Registrant had incurred or accrued costs related to the Program of approximately $60,600,000 and estimated that the Program will be completed by 2008 and that costs upon completion will be approximately $88,000,000.

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

Since it is not practicable to estimate Further Additional Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Further Additional Rent when earned from the Lessee at the close of the lease year ending September 30th. Further Additional Rent for the lease year ended September 30, 2006 was $9,102,338. After deducting a reserve of $700 for annual New York State limited liability company filing fees and $910,164 as an additional payment to Supervisor (See Note E), the balance of $8,191,474 was distributed to the Participants on November 30, 2006.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Additional Rent income received from October 1st to December 31st but does not include any portion of Further Additional Rent based on the Lessees' operations during that period.

Note D First Mortgage Payable

On November 29, 2004, a new first mortgage ("Mortgage") was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws until Registrant has drawn down the entire $84,000,000 as required, will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Registrant is required to repay the full $84,000,000 in equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. A total of $71,000,000 has been drawn on the Mortgage through June 30, 2007 and an additional $13,000,000 can be drawn after June 30, 2007. The Mortgage matures on November 5, 2014.

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

No remuneration was paid by Registrant during the six-month period ended June 30, 2007 to any of the Members as such.

Supervisor also receives a payment ("Additional Payment") equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2007 was equal to the Participants' original cash investment of $7,000,000). For tax purposes, such additional payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 2007, Peter L. Malkin owned a member interest in Lessee. The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning.

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

Financial Condition and Results of Operations

Registrant was organized for the purpose of acquiring the Property subject to a net operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent the additional payment to Supervisor and then to distribute the balance of such Additional Rent and Further Additional Rent to the Participants. See Note C to the condensed financial statements herein. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the six month period ended June 30, 2007, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2006, Registrant made an additional distribution of $11,702.11 for each $10,000 Participation. Such distribution is derived from Further Additional Rent payable by the Lessee in accordance with the terms of the Lease after the Additional Payment to Supervisor in respect of its profits interest and annual New York State Limited Liability Company filing fees. See Notes C and E to the condensed financial statements herein.

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

Total revenues increased for the six-month period ended June 30, 2007 as compared with the six-month period ended June 30, 2006. Such increase is the result of an increase in Basic Rent income to cover an increase in debt service and an increase in dividend income resulting from the short-term investment of proceeds from the additional draw on the Mortgage for the six-month period ended June 30, 2007 as compared with the six-month period ended June 30, 2006.

Total expenses increased for the six-month period ended June 30, 2007 as compared with the six-month period ended June 30, 2006. Such increase is attributable to an increase in interest on the Mortgage paid by Registrant, depreciation of building improvements and equipment as a result primarily of the improvement program and amortization of leasing commissions for the six-month period ended June 30, 2007 as compared with the six-month period ended June 30, 2006.

Liquidity and Capital Resources

Registrant's liquidity has not materially changed at June 30, 2007 as compared with June 30, 2006. Costs relating to the improvement program were funded from proceeds of the Mortgage of $84,000,000, of which $71,000,000 has been drawn at June 30, 2007. Registrant may from time to time set cash aside for contingent liabilities.

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

Registrant has the following contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$84,000,000	$1,507,667	$3,556,575	$3,956,506	$74,979,252
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$84,000,000	$1,507,667	$3,556,575	$3,956,506	$74,979,252

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2006.

Security Ownership

As of June 30, 2007, the Members in Registrant owned of record and beneficially an aggregate $28,333 of participations in Registrant, representing 0.40% of the currently outstanding participations therein.

As of June 30, 2007, certain of the Members in Registrant held additional participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,047 of participations. Peter L. Malkin disclaims any beneficial ownership of such participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $116,112 of participations. Peter L. Malkin disclaims any beneficial ownership of such participations, except that related family trusts or entities are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of participations. Anthony E. Malkin disclaims any beneficial ownership of such participations.

Item 4. Controls and Procedures.

  Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements. As a result of the August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

Dated: September 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: September 27, 2007

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

Date: September 27, 2007

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

Date: September 27, 2007

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: September 27, 2007

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: September 27, 2007

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