Form 10-Q
period 2007-09-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2008-01-22
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
Real estate:
Buildings	$16,960,000	$16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	65,639,053	60,470,331
Less, accumulated depreciation	6,734,209	5,558,282
	58,904,844	54,912,049
Land	7,240,000	7,240,000
Total real estate	66,144,844	62,152,049
Cash in banks and money market fund	135,056	224,526
Receivable from participants re: NYS estimated tax	138,714	-
Restricted cash for payment of building improvement costs	9,031,383	2,325,912
Further additional rent due from lessee, a related party	9,772,882	0
Leasing commissions	3,307,138	2,294,156
Less, accumulated amortization	773,827	474,497
	2,533,311	1,819,659

Mortgage refinancing costs	2,111,087	2,111,087
Less, accumulated amortization	597,677	439,345
	1,513,410	1,671,742
Total assets	$89,269,600	$68,193,888
Liabilities and Members' Deficiency:
Liabilities:
First mortgage payable	$83,731,327	$66,000,000
Due to lessee, a related party	277,370	6,470,258
Accrued additional payment for services to supervisor, a related party	949,569	0
Building improvement costs payable	7,080,909	6,163,849
Accrued mortgage interest and other expenses	446,815	293,839
Total liabilities	92,485,990	78,927,946
Members' deficiency	(3,216,390)	(10,734,058)
Total liabilities and members' deficiency	$89,269,600	$68,193,888

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)
For the Three Months                    For the Nine Months
Ended September 30,                   Ended September 30,

                                                                                          2007             2006             2007              2006

Revenues:
Basic rent income, from a related party	$ 1,381,474	$ 830,527	$3,169,885	$2,428,819
Advance of additional rent income from a related party	263,450	263,450	790,350	790,350
Further additional rent from a related party	9,772,882	9,102,338	9,772,882	9,102,338
Total rent income	11,417,806	10,196,315	13,733,117	12,321,507
Dividend income	148,040	13,186	267,329	102,319
Miscellaneous income	0	0	1,500	0
Total revenues	11,565,846	10,209,501	14,001,946	12,423,826
Expenses:
Interest on mortgage	1,119,608	837,713	3,015,308	2,513,138
Supervisory services, to a related party	7,845	7,845	23,535	23,535
Additional payment for services to supervisor, a related party	949,569	910,164	949,569	910,164
Depreciation of building improvements and equipment	403,852	339,332	1,175,927	994,524
Amortization of leasing commissions	120,035	72,428	299,330	200,964
Amortization of mortgage refinancing costs	52,777	52,777	158,332	158,332
Fees and miscellaneous	74,211	0	77,462	700
Total expenses	2,727,897	2,220,259	5,699,463	4,801,357
Net Income	$8,837,949	$7,989,242	$8,302,483	$7,622,469
Income per $10,000 participation unit, based on 700 participation units outstanding during each period	$12,625.64	$11,413.20	$11,860.69	$10,889.24
Total distributions	$261,605	$261,605	$784,815	$784,815
Distributions per $10,000 participation unit consisted of the following: Income Return of Capital Total distributions	$373.72 0 $373.72	$373.72 0 $373.72	$1,121.16 0 $1,121.16	$1,121.16 0 $1,121.16

At September 30, 2007 and 2006, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members' Deficiency

(Unaudited)

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2007	December 31, 2006
Members' deficiency:
January 1, 2007	$(10,734,058)
January 1, 2006		$(8,887,785)
Add net income:
January 1, 2007 through September 30, 2007	8,302,483	-
January 1, 2006 through December 31, 2006	-	7,391,621
	(2,431,575)	(1,496,164)
Less distributions:
Monthly distributions:
January 1, 2007 through September 30, 2007	784,815	-
January 1, 2006 through December 31, 2006	-	1,046,420
Additional distribution on November 30, 2006	-	8,191,474
Total distributions	784,815	9,237,894
Members' deficiency:
September 30, 2007	$(3,216,390)
December 31, 2006		$(10,734,058)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

                                                                                                        For the Nine Months      For the Nine Months

                                                                                                                       Ended                       Ended

                                                                                                        September 30, 2007        September 30, 2006

Cash flows from operating activities:
Net income	$8,302,483	$ 7,622,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	1,175,927	994,524
Amortization of leasing commissions	299,330	200,964
Amortization of mortgage refinancing costs	158,332	158,332
Changes in operating assets and liabilities:
Change in further additional rent due from lessee	(9,772,882)	(9,102,338)
Change in leasing commissions	(1,012,982)	(512,455)
Change in accrued additional payment to supervisor	949,569	910,164
Change in accrued mortgage interest and other expenses	152,976	19,885

Net cash provided by operating activities	252,753	291,545

Cash flows from investing activities:
Purchase of building improvements and equipment	(11,481,858)	(6,549,487)
Change in receivable from participants	(138,714)	(137,762)
Change in restricted cash for payment of building improvement costs	(6,705,471)	2,042,168

Net cash used in investing activities	(18,326,043)	(4,645,081)

Cash flows from financing activities:
Proceeds from refinancing	18,000,000	4,500,000
Repayment of first mortgage payable	(268,673)	0
Advances from lessee and others for building improvements	1,037,308	506,849
Cash distributions to participants	(784,815)	(784,815)

Net cash provided by financing activities	17,983,820	4,222,034

Net decrease in cash and cash equivalents	(89,470)	(131,502)
Cash and cash equivalents, beginning of period	224,526	235,893
Cash and cash equivalents, end of period	$ 135,056	$ 104,391

Cash paid for:
Interest	$2,936,404	$2,493,253

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months              Ended September 30,

	2007	2006
Supplemental disclosure of noncash investing and financing activities:
Short term debt payable to lessee and others incurred for the purchase of building improvements	$0	$1,635,859

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2006 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Note C Lease

Registrant does not operate the Property. Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under a long-term net operating lease (the "Lease"), the current term of which expires on September 30, 2008. In January, 2007, the Lessee exercised a 25-year renewal option extending the Lease until September 30, 2033. Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family.

The Lease, as modified, provides that Lessee is required to pay rent to Registrant as follows:

(i) annual basic rent (the "Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant annual mortgage charges on all mortgages. In the event of a mortgage refinancing, unless there is an increase in the mortgage balance, the annual basic rent will be modified and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event that such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgage, the basic rent shall be equal to $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to the refinancing. In accordance with the Eighth Lease Modification Agreement dated November 29, 2004, Basic Rent was increased to cover debt service on the new $84,000,000 first mortgage. See Note D. The Basic Rent will be increased or decreased upon the refinancing of the mortgages provided that the aggregate principal balance of all mortgages now or hereafter placed on the property does not exceed $84,000,000 plus refinancing costs.

(ii) additional rent (the "Additional Rent") equal to, on an annual basis, the lesser of (x) Lessee's net operating income (as defined) for the lease year ending September 30 or (y) $1,053,800 ($87,817 per month) and further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

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

Lessee is required to make an annual payment to Registrant of Further Additional Rent, which, as explained above, is the amount representing 50% of the remaining net operating income reported by Lessee for the lease year ending September 30th after deducting the advance against additional rent. The Lease requires that the report be delivered by Lessee to Registrant annually within 60 days after the end of each such lease year. Since it is not practicable to estimate Further Additional Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Further Additional Rent when earned from the Lessee at the close of the lease year ending September 30th.

For the lease year ended September 30, 2007, Lessee reported net operating income of $20,599,567. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2007 and Further Additional Rent of $9,772,882 subsequent to September 30, 2007. The Further Additional Rent of $9,772,882 represents 50% of the excess of the Lessee's net operating income of $20,599,567 over $1,053,800, After deducting $700 for annual New York State limited liability company filing fees, $200,000 added as a cash reserve for contingencies (there were no related charges to expenses), $76,491 of costs (of which $74,211 was accrued at September 30, 2007) (See Note F) that were incurred in response to an unaffiliated third party tender offer and $949,569 as an additional required payment to Supervisor (See Note E), the balance of $8,546,122 was distributed by the Registrant to the Participants on November 30, 2007.

For the lease year ended September 30, 2006, Lessee reported net operating income of $19,258,480. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2006 and Further Additional Rent of $9,102,338 subsequent to September 30, 2006. The Further Additional Rent of $9,102,338 represents 50% of the excess of the Lessee's net operating income of $19,258,480 over $1,053,800, After deducting $700 for annual New York State limited liability company filing fees and $910,164 as an additional required payment to Supervisor, the balance of $8,191,474 was distributed by the Registrant to the Participants on November 30, 2006.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Additional Rent income received from October 1st to December 31st but does not include any portion of Further Additional Rent based on the Lessees' operations during that period.

Note D First Mortgage Payable

On November 29, 2004, a new first mortgage ("Mortgage") was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The remaining proceeds of $9,000,000 drawn at closing and all subsequent draws have been or will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to repay the full $84,000,000 in equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The Mortgage matures on November 5, 2014.

The Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Mortgage is paid in full during the last 60 days of the term.

Refinancing costs of $2,111,087 were capitalized by Registrant and are being amortized ratably over the term of the Mortgage.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee's operating cash flow. As of September 30, 2007, the Registrant had incurred or accrued costs related to the Program of approximately $65,600,000 and estimated that the Program will be completed by 2008 and that costs upon completion will be approximately $88,000,000. The Participants of Registrant and the members in Lessee have approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the Program will be financed primarily by the $1,950,000 of restricted cash in excess of building costs payable as of September 30, 2007 and the additional $16,000,000 of loans previously approved, assuming such financing is available.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Basic fees for supervisory services are $24,000 per annum, payable in equal monthly installments.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating counsel services to Registrant, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

No remuneration was paid by Registrant during the nine-month period ended September 30, 2007 to any of the Members as such.

Supervisor also receives a payment ("Additional Payment") equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2007 was equal to the Participants' original cash investment of $7,000,000). For tax purposes, such additional payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

For the nine months ended September 30, 2007 and 2006, Registrant incurred further charges for the Additional Payment of $949,569 and $910,164, respectively.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 2007, Peter L. Malkin owned a member interest in Lessee. The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

Note F Fees and miscellaneous

During the nine months ended September 30, 2007, the Registrant accrued $74,211 of charges in connection with tender offers for participations commenced by unrelated third parties during 2006 and 2007, including $53,162 charged by Wien & Malkin at its hourly rates that will be paid during the fourth quarter of 2007.

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

Registrant does not pay dividends. During the nine month period ended September 30, 2007, Registrant made regular monthly distributions of $124.57 for each $10,000 participation ($1,494.89 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2007, Registrant made an additional distribution of $12,209 for each $10,000 Participation. Such distribution is derived from Further Additional Rent paid by the Lessee subsequent to September 30, 2007 in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, establishment of a cash reserve for contingencies, annual New York State Limited Liability Company filing fee and costs incurred in response to an unaffiliated third party tender offer. See Notes C, E and F to the condensed financial statements herein.

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

Total revenues increased for the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006. Such increase is the result of an increase in Basic Rent income to cover an increase in debt service, an increase in Further Additional Rent and an increase in dividend income resulting from the short-term investment of proceeds from the additional draws on the Mortgage for the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006.

Total expenses increased for the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006. Such increase was primarily attributable to an increase in interest on the Mortgage payable by Registrant, an increase in the additional payment to supervisor, depreciation of building improvements and equipment as a result primarily of the improvement program, amortization of leasing commissions and tender offer costs for the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed at September 30, 2007 as compared with September 30, 2006. Costs relating to the improvement program were funded from a portion of proceeds of the Mortgage of $84,000,000, all of which has been drawn at September 30, 2007. The Participants of Registrant and the members in Lessee have approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. Registrant may from time to time set cash aside for contingent liabilities.

Amortization payments due under the Mortgage commenced August 5, 2007, calculated on a 25-year amortization schedule. The Mortgage matures on November 5, 2014. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Registrant has the following contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$84,000,000	$1,663,118	$3,604,267	$4,009,560	$74,723,055
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$84,000,000	$1,663,118	$3,604,267	$4,009,560	$74,723,055

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2006.

Security Ownership

As of September 30, 2007, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.37% of the currently outstanding participations therein.

As of September 30, 2007, certain of the Members in Registrant held additional participations in Registrant as follows:

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

Item 4T. Controls and Procedures.

  Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Dated: January 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: January 22, 2008

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

Date: January 22, 2008

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

Date: January 22, 2008

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

    September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a)

    or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 22, 2008

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

    September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a)

    or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 22, 2008

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Wien & Malkin LLC, Supervisor

*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant'

s supervisor.