Form 10-K
period 2007-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2008-08-18
CIK 90794

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ] .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X ]

Smaller Reporting Company [ ]

PART I

Item 1. Business.

(a) General

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties. Registrant's members ("Members") are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants"). Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under an operating lease (the "Lease") the current term of which is set to expire September 30, 2033. See Item 2 below in connection with the granting of additional lease extensions.

Lessee is a limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family. The Members in Registrant hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor") 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2007, the Building was approximately 88% occupied by approximately 433 tenants who engage in various businesses, including law, accounting, real estate, engineering and advertising. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

(b) First Mortgage Payable

On November 29, 2004, a new first mortgage ("Mortgage") was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 drawn at closing and the subsequent draws totaling $35,000,000 have been or will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant became obligated to repay the full $84,000,000 in equal monthly payments of $507,838 applied to interest and then principal, calculated on a 25 year amortization schedule. The entire $84,000,000 has been drawn on the Mortgage as of December 31, 2007. The Mortgage matures on November 5, 2014 and requires a final payment of $69,600,350.

The Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Mortgage is paid in full during the last 60 days of the term.

Mortgage refinancing costs of $2,111,087 were capitalized by Registrant and are being amortized ratably over the term of the Mortgage.

(c) The Lease

The Lease, as modified, provides that Lessee is required to pay to Registrant as follows:

(i) annual basic rent (the "Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant annual mortgage charges on all mortgages. In the event of a mortgage refinancing, unless there is an increase in the mortgage balance, the annual Basic Rent will be modified and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event that such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgage, the basic rent shall be equal to $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to the refinancing. In accordance with the Eighth Lease Modification Agreement dated November 29, 2004, Basic Rent was increased to cover debt service on the $84,000,000 Mortgage. Basic Rent will be increased or decreased upon the refinancing of the Mortgage provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $84,000,000, plus refinancing costs.

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

    For the lease year ended September 30, 2007, Lessee reported net operating income of $20,599,567. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2007 and Further Additional Rent of $9,772,882 subsequent to September 30, 2007. The Further Additional Rent of $9,772,882 represents 50% of the excess of the Lessee's net operating income of $20,599,567 over $1,053,800, after deducting $700 for annual New York State limited liability company filing fees, $200,000 added as a cash reserve for contingencies (there were no related charges to expenses), $76,491 of costs that were incurred in response to an unaffiliated third party tender offer and $949,569 as a required additional payment (the "Additional Payment") to Supervisor (Item 11), the balance of $8,546,122 was distributed by the Registrant to the Participants on November 30, 2007.

    As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Additional Rent income received from October 1st to December 31st but does not include any portion of Further Additional Rent based on the Lessee's operations during that period.

    The Lessee may surrender the Lease at the end of any month, upon sixty days' prior written notice; the liability of the Lessee will end on the effective date of such surrender.

    Real estate taxes paid directly by the Lessee totaled approximately $9,001,350 for the year ended December 31, 2007.

    (d) Competition

    Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $35.07 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $54 to $85 per square foot.

    (e) Tenant Leases

    Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then existing trends in the rental market for office space.

    Item 2. Property.

    Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder (Item 1). Registrant's fee title to the Property is encumbered by the Mortgage with an unpaid principal balance of $83,323,818 at December 31, 2007. For a description of the terms of the Mortgage, see Note 3 of the Notes to the Financial Statements. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is leased to Lessee. See Item 1 hereof and Note 4 of the Notes to the Financial Statements for additional information concerning the Lease.

    In 1999, the Participants in Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee's operating cash flow.

    As of December 31, 2007, the Registrant had incurred or accrued costs related to the Program of approximately $64,400,000 and estimates that the Program will be completed by 2009 and that costs upon completion will be approximately $85,287,000. The Participants of Registrant and the members in Lessee have approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the Program will be financed primarily by the $2,054,000 of restricted cash in excess of building costs payable as of December 31, 2007 and the additional $16,000,000 of loans previously approved, assuming such financing is available.

    Item 3. Legal Proceedings.

    The property of Registrant was the subject of the following material litigation:

    Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements included in this Form 10-K. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

    (a) The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2007, Registrant was advised of 75 transfers of Participations. In two instances, the indicated purchase price was equal to 9 times the face amount of the Participation transferred, i.e., $22,575 for a $2,500 Participation. In two instances, the indicated purchase price was equal to 6.5 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 6 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 5.6 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 2.26 times the face amount of the Participation transferred. In five instances, the indicated purchase price was equal to 2 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

    A tender offer for Participations was commenced by an unrelated third party in February 2007 expiring April 6, 2007, and a matching tender offer was commenced by Wien & Malkin 60 East 42nd St. Acquisition L.L.C., an affiliate of Peter L. Malkin and Anthony E. Malkin ("Acquisition") in March 2007 expiring April 10, 2007, in each case at a price of $60,000 for an original $10,000 Participation. No participation was sold under such tender offers, except a $2,500 Participation to Acquisition.

    (b) As of December 31, 2007, there were 808 holders of Participations of record.

    (c)  Registrant does not pay dividends. During each of the years ended December 31, 2007 and 2006, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. On November 30, 2007 and November 30, 2006, Registrant made additional distributions for each $10,000 Participation of $12,209 and $11,702, respectively. Such distributions were derived from Further Additional Rent paid by Lessee subsequent to September 30, 2007 and 2006 in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, establishment of a cash reserve for contingencies, annual New York State Limited Liability Company filing fee and costs incurred in response to an unaffiliated third party tender offer. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

    [SELECTED FINANCIAL DATA]

Item 6.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

SELECTED FINANCIAL DATA

    (Unaudited)

    The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2007. This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

Year ended December 31

	2007	2006	2005	2004	2003

Basic rent income	$4,618,963	$3,278,174	$2,796,929	$2,377,624	$ 2,317,049

Advance of additional rent income	1,053,800	1,053,800	1,053,800	1,053,800	1,053,800

Further additional rent income	9,772,882	9,102,338	7,010,371	6,869,702	6,499,996

Miscellaneous income	1,500	-	-	-	-

Interest and dividend income	347,765	140,064	128,510	70,757	74,863

Total revenues	15,794,910	13,574,376	10,989,610	10,371,883	$ 9,945,708

Net income	$8,386,847	$7,391,621	$ 6,153,768	$6,298,875	$ 6,091,606

Earnings per $10,000 participation unit, based on 700 participation units outstanding during the year	$11,981	$10,559	$8,791	$8,998	$8,702

Total assets	$77,577,444	$68,193,888	$57,422,999	$46,366,872	$34,877,868

Long-term obligations	$83,323,818	$66,000,000	$58,250,000	$49,000,000	None

Distributions per $10,000 participation unit, based on 700 participation units outstanding during the year:
Income	$11,981	$10,559	$8,791	$8,998	$8,702
Return of capital	1,723	2,638	1,716	1,328	892

Total distributions	$13,704	$13,197	$10,507	$10,326	$9,594

    Item 6a.

    60 EAST 42nd ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    QUARTERLY RESULTS OF OPERATIONS

    (Unaudited)

    The following table presents the Registrant's unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Statement of Income Data:
Basic rent income	$884,584	$903,826	$1,381,474	$1,449,079
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	9,772,882	-
Miscellaneous income	1,500	-	-	-
Interest and dividend income	69,266	50,024	148,040	80,435
Total revenues	1,218,800	1,217,300	11,565,846	1,792,964

Interest on mortgages	947,850	947,850	1,119,608	1,114,192
Supervisory services	7,845	7,845	957,414	7,845
Depreciation of building improvements and equipment	384,973	387,102	403,852	404,967
Amortization of leasing commissions	83,947	95,348	120,035	128,005
Amortization of mortgage refinancing costs	52,777	52,777	52,777	52,777
Fees and miscellaneous expense	500	2,751	74,211	815
Total expenses	1,477,892	1,493,673	2,727,897	1,708,601

Net income (loss)	$(259,092)	$(276,373)	$8,837,949	$ 84,363
Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$(370)	$(395)	$12,626	$120

    Item 6a.

    60 EAST 42nd ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    QUARTERLY RESULTS OF OPERATIONS (Continued)

    (Unaudited)

Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Statement of Income Data:
Basic rent income	$787,249	$811,043	$ 830,527	$849,355
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	9,102,338	-
Interest and dividend income	56,464	32,669	13,186	37,745
Total revenues	1,107,163	1,107,162	10,209,501	1,150,550

Interest on mortgages	837,713	837,713	837,713	881,099
Supervisory services	7,845	7,845	918,009	7,845
Depreciation of building improvements and equipment	314,309	340,883	339,332	356,836
Amortization of leasing commissions	63,172	65,365	72,428	82,840
Amortization of mortgage refinancing costs	52,777	52,777	52,777	52,777
Miscellaneous expense	700	-	-	-
Total expenses	1,276,516	1,304,583	2,220,259	1,381,397

Net income (loss)	$(169,353)	$(197,421)	$7,989,242	$ (230,847)
Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$(242)	$(282)	$11,413	$(330)

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

    SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

    The Securities and Exchange Commission ("SEC") issued disclosure guidance for "Critical Accounting Policies." The SEC defines Critical Accounting guidance for Critical Accounting Policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

    Registrant's discussion and analysis of its financial condition and results of operations are based upon our financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant's financial statements, which are presented elsewhere in this annual report have been applied consistently as at December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005. Registrant believes that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

    Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

    Revenue Recognition: Basic Rent, as defined in the Lease, is equal to the sum of the constant annual mortgage charges plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Additional Rent represents a fixed amount of the Lessee's net operating income, as defined, in each lease year and is recorded ratably over the twelve month period. Further Additional Rent, which is based on the net profits of the Lessee, as defined, is recorded by Registrant when such amount becomes determinable.

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

    The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 2007:

    (a) Total revenues increased for the year ended December 31, 2007 as compared with the year ended December 31, 2006. Such increase is the result of an increased amount of Basic Rent income and Further Additional Rent received by Registrant in 2007 and dividend and interest income. Total revenues increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase is the net result of an increased amount of Basic Rent income and Further Additional Rent received by Registrant in 2006 and dividend and interest income. See Note 4 of the Notes.

    (b) Total expenses increased for the year ended December 31, 2007 as compared with the year ended December 31, 2006. Such increase is the result of an increase in interest, depreciation of assets, amortization expense, professional fees and the Additional Payment to Supervisor in 2007. Total expenses increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase is the result of an increase in interest, depreciation of assets, amortization expense and the Additional Payment to Supervisor in 2006.

    Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

    Liquidity and Capital Resources

    Registrant's liquidity has increased at December 31, 2007 as compared to December 31, 2006 as a result of additional draws on the Mortgage. Costs relating to the Program are funded from proceeds of the Mortgage of $84,000,000, all of which has been drawn at December 31, 2007. Registrant may from time to time set aside cash for contingent liabilities.

    The Participants of Registrant and the members in Lessee have approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the Program will be financed primarily by the $2,054,000 of restricted cash in excess of building costs payable as of December 31, 2007 and the additional $16,000,000 of loans previously approved, assuming such financing is available.

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

    Registrant has the following contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$83,323,818	$1,685,420	$3,652,599	$4,063,326	$73,922,473
Interest Obligations	28,427,101	4,408,638	8,535,517	8,124,790	7,358,156
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$111,750,919	$6,094,058	$12,188,116	$12,188,116	$81,280,629

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

    Item 8. Financial Statements and Supplementary Data.

    The financial statements of the Registrant as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 are included in this annual report immediately following Exhibit 32.2.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 None

    Item 9a. Controls and Procedures.

        Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007, the end of the period covered by this report, has concluded that as of that date that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

        Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

    Management's Annual Report on Internal Control Over Financial Reporting

    Management of Registrant is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

    Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

    This annual report does not include an attestation report of Registrant's current registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Registrant's current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management's report in this annual report.

    PART III

    Item 10. Directors and Executive Officers of the Registrant.

    Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Member. The table below sets forth as to each Member as of December 31, 2007 the following: name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Member:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	74	Father of Anthony E. Malkin	Real Estate Supervision	Senior Member and Chairman, Wien & Malkin LLC	1970
Anthony E. Malkin	45	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Wien & Malkin LLC and President of W&M Properties, L.L.C.	1997
Thomas N. Keltner, Jr.	61	None	Real Estate Supervision	Member, Wien & Malkin LLC	1996

    As stated above, all three Members who are acting as Agents for Participants hold senior positions at Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

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

    Registrant's organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. No remuneration was paid during the current fiscal year ended December 31, 2007 by Registrant to any of the Members as such. The supervisory fees are $24,000 per annum plus an Additional Payment of 10% of all distributions received by Participants in Registrant in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2007 was equal to the Participants' original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distribution.

    Pursuant to such fee arrangements, Registrant paid Supervisor a total of $980,949 (consisting of $24,000 as an annual basic fee for supervisory services and $956,949 as an Additional Payment) during the year ended December 31, 2007. The supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating counsel services to Registrant, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

    Registrant also pays Supervisor for other services at hourly rates.

    Item 12. Security Ownership of Certain Beneficial Owners and Management.

    (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2007, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

    (b) At December 31, 2007, the Members (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Benefical Owners	Amount of Beneficial Ownership	Percent of Class
Participations	Anthony E. Malkin 60 East 42nd Street New York, N.Y. 10165	$25,833	0.37%

    At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

    Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,049 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

    Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $118,610 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.

    Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

    A member of Thomas N. Keltner's family owned of record and beneficially a $2,500 Participation.

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

    See Items 1 and 2 hereof for a description of the terms of the Lease. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective Participations, and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor and by reason of their positions at Supervisor may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

    Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interests of the Members in any remuneration paid or given by Registrant to Supervisor arises solely from such Member's interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

    (b) Reference is made to paragraph (a) above.

    (c) Not applicable.

    (d) Not applicable.

    Item 14. Principal Accountant Fees and Services

    The fees paid by Wien & Malkin LLC, the Supervisor of Registrant, to Margolin, Winer & Evens LLP and J.H. Cohn LLP for professional services for the years ended December 31, 2007 and December 31, 2006 were as follows:

Fee Category	2007	2006
Audit Fees	$33,000	$45,300
Audit-Related Fees	-	4,200
Tax Fees	-	6,000
All Other Fees	-	-
Total Fees	$33,000	$55,500

    Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's financial statements and review of the interim financial statements included in quarterly reports.

    Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements and are not reported under "Audit Fees." In 2006, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

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

    Audited financial statements of Registrant's Lessee for the years 2004 through 2007 shall be included in amended Form 10-K for the years 2006 and 2007 as soon as these reports have been completed.

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

    Date: August 18, 2008

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

    By /s/ Mark Labell

    Mark Labell, Attorney-in-Fact*

    Date: August 18, 2008

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

10 (c)

    Form of Lease between Registrant

    and Lincoln Building Associates, which

    was filed as Exhibit No. 9 to Registrant's Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

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

    Date: August 18, 2008

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

    Date: August 18, 2008

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

        the Annual Report on Form 10-K of Registrant for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

    Dated: August 18, 2008

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

        the Annual Report on Form 10-K of Registrant for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

    Dated: August 18, 2008

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

    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

    60 EAST 42ND STREET ASSOCIATES L.L.C.

    (A Limited Liability Company)

    Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

    Report of J.H. Cohn LLP -- Independent Registered Public Accounting Firm

    Balance Sheets as of December 31, 2007 and 2006

    Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

    Statements of Members' Deficiency for the Years Ended December 31, 2007, 2006 and 2005

    Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

    Notes to Financial Statements

    SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2007

    All other schedules are omitted as the information is not required, is not material or is otherwise provided

    [LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    To the Participants in 60 East 42nd St. Associates L.L.C.

    (a Limited Liability Company)

    New York, N. Y.

    We have audited the accompanying balance sheet of 60 East 42nd St. Associates L.L.C. ("Associates") as of December 31, 2007, and the related statements of income, members' deficiency and cash flows for the year then ended, and the supporting financial statement schedule, Schedule III-Real Estate and Accumulated Depreciation for the year ended December 31, 2007, also included in this Form 10-K. These financial statements and schedule are the responsibility of the Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    /S/ Margolin, Winer & Evens LLP

    Garden City, New York

    May 15, 2008

    [LETTERHEAD OF J.H. COHN LLP]

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    To the Participants in 60 East 42nd St. Associates L.L.C.

    (a Limited Liability Company)

    We have audited the accompanying balance sheet of 60 East 42nd St. Associates L.L.C. ("Associates") as of December 31, 2006, and the related statements of income, members' deficiency and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2006, and its results of operations and cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

    Our audits of the 2006 and 2005 financial statements referred to above included the information for 2006 and 2005 as to the purchase of building and improvements and construction in progress set forth in note (a) to Column E and depreciation set forth in note (b) to Column E in Schedule III, Real Estate and Accumulated Depreciation. Such information presents fairly, when read in conjunction with those financial statements, the information required to be set forth therein.

    /s/ J.H. Cohn LLP

    New York, N. Y.

    March 15, 2007

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
BALANCE SHEETS
December 31,
	2007	2006
ASSETS
Real Estate:
Buildings:
Lincoln Building, located at 60 East 42nd Street and
301 Madison Avenue, New York, N.Y.	$16,960,000	$16,960,000
Less: Accumulated depreciation	16,960,000	16,960,000
	-	-
Building improvements and equipment	65,986,655	60,470,331
Less: Accumulated depreciation	7,139,176	5,558,282
	58,847,479	54,912,049
Land	7,240,000	7,240,000
TOTAL REAL ESTATE	66,087,479	62,152,049
Cash and cash equivalents:
Cash in banks and money market fund	186,463	137,324
Cash in distribution account held by Wien & Malkin LLC, a related party	87,202	87,202
TOTAL CASH AND CASH EQUIVALENTS	273,665	224,526

Restricted cash for payment of building improvement costs	6,547,678	2,325,912
Leasing commissions, less accumulated amortization of $901,832 in 2007 and $474,497 in 2006	3,207,989	1,819,659
Mortgage refinancing costs, less accumulated amortization of $650,454 in 2007 and $439,345 in 2006	1,460,633	1,671,742
TOTAL ASSETS	$77,577,444	$68,193,888

LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
First mortgage payable	$83,323,818	$66,000,000
Payable to lessee, a related party	1,328,760	6,470,258
Building improvement costs payable	4,492,906	6,163,849
Accrued mortgage interest	370,791	293,700
Accrued expenses	922	139
TOTAL LIABILITIES	89,517,197	78,927,946
Commitments and contingencies	-	-
Members' deficiency	(11,939,753)	(10,734,058)
TOTAL LIABILITIES AND MEMBERS' DEFICIENCY	$77,577,444	$68,193,888

    See accompanying notes to financial statements.
60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENTS OF INCOME
Year ended December 31
2007	2006	2005
Revenues:
Rent income, from a related party	$15,445,645	$13,434,312	$10,861,100
Miscellaneous income	1,500	-	-
Dividend and interest income	347,765	140,064	128,510
TOTAL REVENUES	15,794,910	13,574,376	10,989,610
Expenses:
Interest on mortgage	4,129,500	3,394,238	2,901,438
Supervisory services, to a related party	980,949	941,544	732,347
Depreciation of building improvements and equipment	1,580,894	1,351,360	819,936
Amortization of leasing commissions	427,335	283,805	166,389
Amortization of mortgage refinancing costs	211,108	211,108	211,109
Fees for special services, including amounts paid to a related party	77,768	-	3,890
Miscellaneous	509	700	733

TOTAL EXPENSES	7,408,063	6,182,755	4,835,842

NET INCOME	$8,386,847	$7,391,621	$6,153,768

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each year	$11,981	$10,559	$8,791

    See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2007	For Year	Distributions	2007

    Year Ended December 31, 2007:

Peter L. Malkin Group (formerly Jack Feirman)	$(1,533,437)	$1,198,121	$1,370,364	$ (1,705,680)

Thomas N. Keltner Jr. Group (formerly Mark Labell )	(1,533,437)	1,198,121	1,370,363	(1,705,679)

Peter L. Malkin Group (formerly Fred Posniak)	(1,533,436)	1,198,121	1,370,363	(1,705,678)

Anthony E. Malkin Group	(1,533,436)	1,198,121	1,370,363	(1,705,678)

Peter L. Malkin Group	(1,533,436)	1,198,121	1,370,363	(1,705,678)

Peter L. Malkin Group (formerly Scott D. Malkin )	(1,533,437)	1,198,121	1,370,363	(1,705,679)

Peter L. Malkin Group (formerly Thomas N. Keltner Jr.)	(1,533,439)	1,198,121	1,370,363	(1,705,681)

TOTALS	$(10,734,058)	$8,386,847	$9,592,542	$(11,939,753)

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

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2005	For Year	Distributions	2005

    Year Ended December 31, 2005:
Jack Feirman Group	$(1,098,061)	$879,109	$1,050,732	$(1,269,684)

Mark Labell Group	(1,098,061)	879,109	1,050,732	(1,269,684)

Fred Posniak Group	(1,098,061)	879,110	1,050,732	(1,269,683)

Anthony E. Malkin Group	(1,098,061)	879,110	1,050,732	(1,269,683)

Peter L. Malkin Group	(1,098,061)	879,110	1,050,732	(1,269,683)

Scott D. Malkin Group	(1,098,062)	879,110	1,050,732	(1,269,684)

Thomas N. Keltner Jr. Group	(1,098,062)	879,110	1,050,732	(1,269,684)

TOTALS	$(7,686,429)	$6,153,768	$7,355,124	$(8,887,785)

    See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENTS OF CASH FLOWS
Year ended December 31,
2007	2006	2005
Cash flows from operating activities:
Net income	$8,386,847	$7,391,621	$6,153,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	1,580,894	1,351,360	819,936
Amortization of leasing commissions	427,335	283,805	166,389
Amortization of mortgage refinancing costs	211,108	211,108	211,109
Changes in operating assets and liabilities:
Leasing commissions	(1,815,665)	(691,205)	(1,048,180)
Accrued mortgage interest and other accrued expenses	77,874	34,487	16,086

Net cash provided by operating activities	8,868,393	8,581,176	6,319,108
Cash flows from investing activities:
Purchase of building improvements and equipment	(7,187,265)	(8,510,158)	(18,036,596)
Change in restricted cash for payment of building improvement costs	(4,221,766)	714,395	6,797,703
Change in building improvement costs payable	-	-	1,392,898

Net cash used in investing activities	(11,409,031)	(7,795,763)	(9,845,995)

Cash flows from financing activities:
Proceeds from mortgage refinancing	18,000,000	7,750,000	9,250,000
Repayment of first mortgage payable	(676,182)	-	-
Payments for refinancing costs	-	-	(55,743)
Decrease in due to lessee	(5,141,499)	-	-
Cash distributions to participants	(9,592,542)	(9,237,894)	(7,355,124)
Advances from lessee and others for building improvements	-	691,114	1,598,499
Net cash provided by (used in) financing activities	2,589,777	(796,780)	3,437,632

Net increase (decrease) in cash and cash equivalents	49,139	(11,367)	(89,255)

Cash and cash equivalents, beginning of year	224,526	235,893	325,148
CASH AN D CASH ECASH AND CASH EQUIVALENTS, END OF YEAR	$273,665	$224,526	$235,893

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4,052,409	$3,359,751	$2,860,275
Supplemental disclosure of non-cash investing and financing activities: Short term debt payable to lessee and others incurred for purchase of building improvements	$ -0-	$4,141,561	$ -0-

    See accompanying notes to financial statements.

    60 EAST 42nd ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    NOTES TO FINANCIAL STATEMENTS

    1. Business Activity and Organization

    60 East 42nd St. Associates L.L.C. ("Associates") is a limited liability company owning commercial property at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y. The property, known as "The Lincoln Building", is leased (the "Lease") to Lincoln Building Associates L.L.C. (the "Lessee").

    2. Summary of Significant Accounting Policies

    a. Cash and Cash Equivalents:

    Cash and cash equivalents include investments in a money market fund and all highly liquid debt instruments with an original maturity of three months or less when acquired.

    b. Land, buildings, building improvements, equipment and depreciation:

    Real estate, consisting of land, buildings, building improvements and equipment, is stated at cost. The building improvements are depreciated using the straight-line method over their estimated useful lives of 39 years. The buildings with a cost of $16,960,000 and building improvements with a cost of $1,574,135 at December 31, 2007 have been fully depreciated.

    In connection with the building improvements program which began in 1999 (Note 11), costs totaling $64,412,520 have been incurred through December 31, 2007 for new building improvements ($64,282,520) and equipment ($130,000) which have been put into service.

    c. Mortgage Refinancing Costs, Leasing Commissions and Amortization:

    Mortgage refinancing costs are being amortized ratably over the term of the mortgage.

    Leasing commissions (incurred in connection with the building improvements program) represent reimbursements to the Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

    d. Valuation of Long-Lived Assets:

    Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

    e. Revenue Recognition:

    Basic rental income, as defined in the Lease, is equal to the sum of the constant annual mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Additional rent represents a fixed amount of the Lessee's net operating income, as defined, in each lease year and is recorded ratably over the twelve month period. Further additional rent, which is based on the net operating income of the Lessee, as defined, is recorded by Associates when such amounts become determinable.

    f. Use of Estimates:

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    g. Income Taxes:

    Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates taxable income or loss is reportable by its members.

      First Mortgage Payable

    On November 29, 2004, a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 drawn at closing and the subsequent draws totaling $35,000,000 have been or will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Associates became obligated to repay the full $84,000,000 in equal payments of $507,838 applied to interest and then principal, calculated on a 25 year amortization schedule. The entire $84,000,000 has been drawn on the new first mortgage as of December 31, 2007. The mortgage matures on November 5, 2014 and requires a final payment of $69,600,350.

    The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

    The following is a schedule of principal payments in each of the five years subsequent to December 31, 2007 and thereafter:

    Year ending

    December 31,

2008	$1,685,420
2009	1,777,657
2010	1,874,942
2011	1,977,551
2012	2,085,775
Thereafter	73,922,473
$83,323,818

    As of December 31, 2007, Associates was holding approximately $6,500,000 of the mortgage loan proceeds set aside to pay for the building improvements program.

    The real estate is pledged as collateral for the mortgage.

    The estimated fair value of Associates' mortgage debt based on available market information was $82,200,000 and $63,700,000 at December 31, 2007 and December 31, 2006, respectively.

    4. Related Party Transactions - Rent Income

    Associates does not operate the property (Note 1). It leases the property to the Lessee pursuant to an operating lease as modified, which is currently set to expire September 30, 2033. The Lease, as modified, provides for an annual basic rent equal to the sum of the constant annual mortgage charges on all mortgages, plus $24,000 for supervisory services. In accordance with the Eighth Lease Modification Agreement dated November 29, 2004, basic rent was increased to cover debt service on the new $84,000,000 first mortgage. The basic rent will be increased or decreased upon the refinancing of the mortgage provided that the aggregate principal balance of all mortgages now or hereafter placed on the property does not exceed $84,000,000 plus refinancing costs.

    The Lease, as modified, also provides for payments of total additional rent, as follows:

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

    Advances of additional rent are billed to and advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $87,817 throughout each year. Since it is not practicable to estimate total additional rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property as required within 60 days after the end of such lease year, Associates recognizes further additional rent when earned from the Lessee at the close of the lease year ending September 30th.

    Rent income, including total additional rent based on operating profits subject to additional rent, reported by the Lessee of $20,599,563, $19,258,480 and $15,074,545 for 2007, 2006 and 2005, respectively, was comprised as follows:

	2007	2006	2005
Basic rent income	$4,618,963	$3,278,174	$2,796,929
Advance of additional rent	1,053,800	1,053,800	1,053,800
Further additional rent	9,772,882	9,102,338	7,010,371
Total additional rent	10,826,682	10,156,138	8,064,171
Rent income	$15,445,645	$13,434,312	$10,861,100

    As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of additional rent income received from October 1st to December 31st but does not include any portion of further additional rent based on the Lessees' operations during that period.

    Under the building improvement program (Note 11), the increase in debt service attributable to an increase in the mortgage is funded by a corresponding increase in basic rent payable by the Lessee.

    The Lessee may surrender the lease at the end of any month, upon 60 days' prior written notice; the liability of the Lessee will end on the effective date of such surrender.

    The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending
December 31,
2008	$6,120,000
2009	6,120,000
2010	6,120,000
2011	6,120,000
2012	6,120,000
Thereafter	11,670,000
$42,270,000

    Real estate taxes paid directly by the Lessee for the year ended December 31, 2007 totaled $9,001,350.

    5. Related Party Transactions - Supervisory and Other Services

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

    Basic fees for supervisory services are $24,000 per annum. Wien & Malkin also received $53,162 during 2007, computed on an hourly basis, for services rendered in connection with tender offers from unrelated third parties. Wien and Malkin receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 14% per annum on the initial cash investment of $7,000,000. Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2007, 2006 and 2005 totaled $980,949, $941,544 and $732,347, respectively. For tax purposes, such additional payment is treated as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. Distributions in respect of Wien & Malkin's profits interest totaled $956,949, $917,544 and $708,347 for the years ended December 31, 2007, 2006 and 2005, respectively.

      Number of Participants

      There were approximately 808, 804 and 801 participants in the participating groups at December 31, 2007, 2006 and 2005, respectively.

      Determination of Distributions to Participants

      Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.

      Distributions and Amount of Income per $10,000 Participation Unit

    Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2007, 2006 and 2005, based on 700 participation units outstanding during each year, consisted of the following:

	Year ended December 31,
	2007	2006	2005
Income	$11,981	$ 10,559	$ 8,791
Return of capital	1,723	2,638	1,716
TOTAL DISTRIBUTIONS	$13,704	$13,197	$10,507

    9. Concentration of Credit Risk

    Associates maintains cash balances in one bank account and in a distribution account held by Wien & Malkin. In addition, it maintains cash in a money market fund (Fidelity U.S. Treasury Income Portfolio). The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000 and at December 31, 2007 and 2006 there was an uninsured balance of approximately $86,000 and $37,000, respectively. The money market fund is not insured. The funds (approximately $87,000 at December 31, 2007 and 2006) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2008 and January 1, 2007, respectively.

    10. Contingencies

    Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

      Building Improvements Program and Agreement to Extend Lease

    In 1999, the participants in Associates and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the participants in Associates and the Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the Lease beyond 2083, based on the net present benefit to Associates of the improvements made. As of December 31, 2007, Associates had incurred or accrued costs related to the Program of $64,412,520 and estimates that the program will be completed by 2009 and that costs upon completion will be approximately $85,287,000. The Participants of Associates and the members in Lessee have approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the Program will be financed primarily by the $2,054,000 of restricted cash in excess of building costs payable as of December 31, 2007 and the additional $16,000,000 of loans previously approved, assuming such financing is available.

    The Lessee is financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the fee mortgage (Note 3), and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any further additional rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming further additional rent continues to be earned. The 1999 consent authorized the members of Associates who act as agents for the participant investors (the "Agents") to give additional extension rights to the Lessee beyond the September 30, 2033 expiration date (Note 4) to September 30, 2083 upon completion of the Program, and to later date(s) for consideration and upon such terms as the Agents deem appropriate for the benefit of Associates.

    SCHEDULE III

    60 EAST 42nd ST. ASSOCIATES L.L.C

    (A Limited Liability Company)

    Real Estate and Accumulated Depreciation

    December 31, 2007

    Column

A Description		Land, buildings and building improvements
and equipment situated at 60 East 42nd Street
and 301 Madison Avenue, New York, N.Y.
B	Encumbrances -
	Prudential Insurance Company at December 31, 2007	$83,323,818
C	Initial cost to company
	Land	$ 7,240,000
	Buildings	$16,960,000
D	Cost capitalized subsequent to acquisition
	Building improvements and equipment	$65,986,655
	Carrying costs	$ None
E	Gross amount at which carried at close of period
	Land	$ 7,240,000
	Buildings, building improvements and equipment	82,946,655
	Total	$90,186,655(a)
F	Accumulated depreciation	$24,099,176(b)
G	Date of construction	1930
H	Date acquired	October 1, 1958
I	Life on which depreciation in latest income
statements is computed		39 years for building improvements
and 7 years for equipment
(a) Gross amount of real estate
Balance at January 1, 2005		$53,982,016
Purchase of building improvements and equipment and construction in progress (expenditures advanced by Lessee, a related party, and recorded by Associates):

F/Y/E 12/31/05	$18,036,596
12/31/06	12,651,719
12/31/07	5,516,324	36,204,639
Balance at December 31, 2007		$90,186,655

    The costs for federal income tax purposes are the same as for financial statement purposes.

    (b) Accumulated depreciation

Balance at January 1, 2005		$20,346,986
Depreciation:
F/Y/E 12/31/05	819,936
12/31/06	1,351,360
12/31/07	1,580,894	3,752,190
Balance at December 31, 2007		$24,099,176

    60 EAST 42nd ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    FINANCIAL STATEMENTS

    YEAR ENDED DECEMBER 31, 2007

    [LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    To the participants in 60 East 42nd St. Associates L.L.C. (a limited liability company):

    We have audited the accompanying balance sheet of 60 East 42nd St. Associates L.L.C. ("Associates") as of December 31, 2007, and the related statements of income, members' deficiency and cash flows for the year then ended. These financial statements are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

    /s/ Margolin, Winer & Evens LLP

    Garden City, New York

    May 15, 2008

    60 EAST 42nd ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    BALANCE SHEET

    DECEMBER 31, 2007

Assets
Real estate at 60 East 42nd Street and
301 Madison Avenue, New York City:
Buildings	$16,960,000
Less: Accumulated depreciation	16,960,000	$ -

Building improvements and equipment	65,986,655
Less: Accumulated depreciation	7,139,176	58,847,479
Land		7,240,000
Total real estate, net		66,087,479

Cash and cash equivalents:
Cash in banks and money market fund	186,463
Distribution account held
by Wien & Malkin LLC	87,202	273,665
Restricted cash for payment of building improvement costs		6,547,678

Leasing commissions	4,109,821
Less: Accumulated amortization	901,832
		3,207,989
Mortgage refinancing costs	2,111,087
Less: Accumulated amortization	650,454	1,460,633

Total assets		$ 77,577,444

Liabilities and members' deficiency
Liabilities:
First mortgage payable		$ 83,323,818
Accrued interest		370,791
Payable to lessee		1,328,760
Building improvement costs payable		4,492,906
Accrued expenses		922

Total liabilities		89,517,197

Commitments and contingencies

Members' deficiency		(11,939,753)

Total liabilities and members' deficiency		$ 77,577,444

    See accompanying notes to financial statements.

    60 EAST 42nd ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    STATEMENT OF INCOME

    YEAR ENDED DECEMBER 31, 2007

Revenue:
Basic rental income		$ 4,618,963
Advances of additional rental income	$1,053,800
Further additional rental income	9,772,882	10,826,682
Miscellaneous income		1,500
Dividend income		347,765
Total revenue		15,794,910

Expenses:
Interest on mortgage	$4,129,500
Supervisory services	980,949
Depreciation of building improvements and equipment	1,580,894
Amortization of leasing commissions	427,335
Amortization of mortgage refinancing costs	211,108
Professional fees	77,768
Miscellaneous	509
Total expenses		7,408,063

Net income		$ 8,386,847

    See accompanying notes to financial statements.

    60 EAST 42nd ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    STATEMENT OF MEMBERS' DEFICIENCY

    YEAR ENDED DECEMBER 31, 2007

Members' deficiency, January 1, 2007		$ (10,734,058)

Add, Net income for the year ended
December 31, 2007		8,386,847

		(2,347,211)
Less, Distributions:
Monthly distributions, January 1, 2007
through December 31, 2007	$1,046,420

Distribution on November 30, 2007
of additional rent for the lease year
ended September 30, 2007	8,546,122	9,592,542

Members' deficiency, December 31, 2007		$ (11,939,753)

    See accompanying notes to financial statements.

    60 EAST 42nd ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    STATEMENT OF CASH FLOWS

    YEAR ENDED DECEMBER 31, 2007

Cash flows from operating activities:

Net income	$ 8,386,847

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of building improvements and equipment	1,580,894
Amortization of leasing commissions	427,335
Amortization of mortgage refinancing costs	211,108
Change in accrued mortgage interest and other accrued expenses	77,874

Net cash provided by operating activities	10,684,058

Cash flows from investing activities:

Purchase of building improvements and equipment	(7,187,265)
Leasing commissions paid	(1,815,665)
Change in restricted cash for payment of building improvement costs	(4,221,766)

Net cash used in investing activities	(13,224,696)

Cash flows from financing activities:

Proceeds from mortgage refinancing	18,000,000
Repayment of first mortgage payable	(676,182)
Decrease in due to lessee	(5,141,499)
Cash distributions to participants	(9,592,542)

Net cash provided by financing activities	2,589,777

Net increase in cash and cash equivalents	49,139

Cash and cash equivalents at beginning of year	224,526
Cash and cash equivalents at end of year	$ 273,665

Supplemental disclosure of cash flow information:
Cash paid in 2007 for interest	$ 4,052,409

See accompanying notes to financial statements.

    60 EAST 42nd ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    NOTES TO FINANCIAL STATEMENTS

    DECEMBER 31, 2007

       Business Activity and organization

    60 East 42nd St. Associates L.L.C. ("Associates") is a New York State limited liability company owning commercial property at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y. The property, known as the "The Lincoln Building," is leased (the "Lease") to Lincoln Building Associates L.L.C. (the "Lessee").

        2.   Summary of Significant Accounting Policies

    Cash and cash equivalents

    Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

    Use of estimates

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Land, building, building improvements, equipment and depreciation

    Land, building, building improvements and equipment are stated at cost. The building and building improvements are depreciated using the straight-line basis over their estimated useful life of 39 years. The building with a cost of $16,960,000 and building improvements with a cost of $1,574,135 at December 31, 2007 have been fully depreciated.

    In connection with the building improvements program which began in 1999 (Note 8), costs totaling $64,412,520 have been incurred through December 31, 2007 for new building improvements ($64,282,520) and equipment ($130,000) which have been put into service.

    Mortgage refinancing costs, leasing commissions and amortization

    Mortgage refinancing costs are being amortized ratably over the term of the mortgage.

    Leasing commissions (incurred in connection with the building improvements program) represent reimbursements to the Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

    Revenue recognition

    Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Additional rent represents a fixed amount of the Lessee's net operating profit, as defined, in each lease year and is recorded ratably over the twelve month period. Further additional rent, which is based on the net operating profit of the Lessee, as defined, is recorded by Associates when such amount becomes determinable.

    Valuation of long-lived assets

    Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

    Income Taxes

    Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates taxable income or loss is reportable by its members.

    3. First Mortgage Payable

    On November 29, 2004, a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and a second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws are being used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Associates is required to repay the full $84,000,000 in equal payments of $507,838 applied to interest and principal, calculated on a 25 year amortization schedule. The entire $84,000,000 has been drawn on the new first mortgage as of December 31, 2007 and the mortgage matures on November 5, 2014.

    The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

    The following is a schedule of principal payments in each of the five years subsequent to December 31, 2007 and thereafter:

Year ending
December 31,
2008	$1,685,420
2009	1,777,657
2010	1,874,942
2011	1,977,551
2012	2,085,775
Thereafter	73,922,473
$83,323,818

    As of December 31, 2007, Associates was holding approximately $6,500,000 of the mortgage loan proceeds set aside to pay for the building improvements program.

    The real estate is pledged as collateral for the mortgage.

    The estimated fair value of Associates' mortgage debt based on available market information is approximately $82,200,000 as of December 31, 2007.

    4. Rental Income

    Associates does not operate the property (Note 1). It leases the property to the Lessee pursuant to an operating lease as modified, which is currently set to expire on September 30, 2033. The Lease, as modified, provides for an annual basic rent equal to the sum of the constant annual mortgage charges on all mortgages, plus $24,000 for supervisory services.

    Real estate taxes paid directly by the Lessee totaled $9,001,350 for the year ended December 31, 2007.

    In accordance with the Eighth Lease Modification Agreement dated November 29, 2004, basic rent was increased to cover debt service on the new $84,000,000 first mortgage. The basic rent will be increased or decreased upon the refinancing of the mortgage provided that the aggregate principal balance of all mortgages now or hereafter placed on the property does not exceed $84,000,000 plus refinancing costs.

    The Lease, as modified, also provides for payments of total additional rent, as follows:

      Advances of additional rent are payable in equal monthly installments totaling an amount equal to the lesser of $1,053,800 ($87,817 per month) or the defined net operating profit of the Lessee during the preceding fiscal year ended September 30th (the "lease year"); and

      Further additional rent is payable in an amount equal to 50% of the Lessee's remaining net operating profit, as defined, in each lease year. Advances of additional rent are billed to and advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $87,817 throughout each year. Since it is not practicable to estimate total additional rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes further additional rent when earned from the Lessee at the close of the lease year ending September 30th. For the lease year ended September 30, 2007, total additional rent was $10,826,682, based on an operating profit subject to additional rent reported by the Lessee of $20,599,563 and, accordingly, Associates recognized advances of additional rental income of $1,053,800 and further additional rent of $9,772,882 for the year ended December 31, 2007. As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of additional rent income received from October 1st to December 31st but does not include any portion of further additional rent based on the Lessee's operations during that period.

    Under the building improvement program (Note 8), the increase in debt service attributable to an increase in the mortgage is funded by a corresponding increase in basic rent payable by the Lessee.

    The Lessee may surrender the lease at the end of any month, upon sixty days' prior written notice; the liability of the Lessee will end on the effective date of such surrender.

    The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending
December 31,
2008	$6,120,000
2009	6,120,000
2010	6,120,000
2011	6,120,000
2012	6,120,000
Thereafter	11,670,000
$42,270,000

      Related Party Transactions

        Rental income

    All rental income is received by Associates from Lessee, a related party.

    b.   Supervisory and other services

    Supervisory and other services are provided to Associates by Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), a related party. Beneficial interests in Associates and Lessee are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

    Wien & Malkin LLC, a limited liability company, succeeded Wien & Malkin LLP, a limited liability partnership, on November 30, 2006 without any change in duties, responsibilities, staffing, operations, rights or compensation to it as Supervisor.

    Basic fees for supervisory services are $24,000 per annum. Wien & Malkin also received $53,162 for services rendered in connection with tender offers from unrelated third parties. Wien & Malkin receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 14% per annum on the initial cash investment of $7,000,000. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each participant's distributive share of reportable income and cash distributions. Distributions in respect of Wien & Malkin's profits interest totaled $956,949 for 2007.

    Wien & Malkin also serves as supervisor for Lessee, for which it receives a basic annual fee of $180,000. For 2007, Wien & Malkin received $88,490 from Lessee in other service fees. Wien & Malkin receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $400,000 a year. Distributions in respect of Wien & Malkin's profits interest from the Lessee totaled $460,004 for the year ended December 31, 2007.

      Concentration of Credit Risk

      Associates maintains cash balances in one bank and in a distribution account held by Wien & Malkin. In addition, it maintains cash in a money market fund (Fidelity U.S. Treasury Income Portfolio). The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 2007 there was an uninsured balance of approximately $86,000. The money market fund is not insured. The funds (approximately $87,000 at December 31, 2007) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2008.

      Contingencies

    Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in its financial statements. As a result of the August 29, 2006 settlement agreement, which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

      Building Improvements Program and Agreement to Extend Lease

    In 1999, the participants of Associates and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the participants of Associates and the Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the Lease beyond 2083, based on the net present benefit to Associates of the improvements made. As of December 31, 2007, Associates had incurred or accrued costs related to the Program of $64,412,520 and estimates that the Program will be completed by 2009 and that costs upon completion will be approximately $85,287,000.

    The Lessee is financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the fee mortgage (Note 3), and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any further additional rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming further additional rent continues to be earned. The 1999 consent authorized the members of Associates who act as agents for the participant investors (the "Agents") to give additional extension rights to the Lessee beyond the September 30, 2033 expiration date (Note 4) to September 30, 2083 upon completion of the Program, and to later date(s) for consideration and upon such terms as the Agents deem appropriate for the benefit of Associates.