Form 10-Q
period 2008-03-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2008-10-08
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ]

Smaller Reporting Company [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	March 31, 2008	December 31, 2007
Real estate:
Buildings	$16,960,000	$16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	65,986,655	65,986,655
Less, accumulated depreciation	7,551,842	7,139,176
	58,434,813	58,847,479
Land	7,240,000	7,240,000
Total real estate	65,674,813	66,087,479
Cash in banks and money market fund	110,039	273,665
Receivable from participants re: NYS estimated tax	44,156	-
Restricted cash for payment of building improvement costs	5,081,414	6,547,678
Leasing commissions	4,109,821	4,109,821
Less, accumulated amortization	1,033,257	901,832
	3,076,564	3,207,989

Mortgage refinancing costs	2,111,087	2,111,087
Less, accumulated amortization	703,231	650,454
	1,407,856	1,460,633
Total assets	$75,394,842	$77,577,444
Liabilities and Members' Deficiency:
Liabilities:
First mortgage payable	$82,910,844	$83,323,818
Payable to lessee	775,048	1,328,760
Building improvement costs payable	3,462,156	4,492,906
Accrued mortgage interest and other expenses	368,953	371,713
Total liabilities	87,517,001	89,517,197
Commitments and contingencies	-	-
Members' deficiency	(12,122,159)	(11,939,753)
Total liabilities and members' deficiency	$75,394,842	$77,577,444

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Revenues:
Basic rent income	$1,490,425	$884,584
Advance of additional rent income	263,450	263,450
Total rent income	1,753,875	1,148,034
Dividend income	39,089	69,266
Miscellaneous income	-	1,500
Total revenues	$1,792,964	$1,218,800
Expenses:
Interest on mortgage	1,108,703	947,850
Supervisory services, to a related party	7,845	7,845
Depreciation of building improvements and equipment	412,665	384,973
Amortization of leasing commissions	131,425	83,947
Amortization of mortgage refinancing costs	52,777	52,777
Miscellaneous	350	500
Total expenses	1,713,765	1,477,892
Net Income (Loss)	79,199	(259,092)
Income (Loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	113.14	(370.13)

Distributions per $10,000 participation unit consisted of the following:
Income	113.14	0
Return of capital	260.58	373.72
Total distributions	$ 373.72	$ 373.72

At March 31, 2008 and 2007, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members' Deficiency

(Unaudited)

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2008	December 31, 2007
Members' deficiency:
January 1, 2008	$(11,939,753)
January 1, 2007		$(10,734,058)
Add net income:
January 1, 2008 through March 31, 2008	79,199	-
January 1, 2007 through December 31, 2007	-	8,386,847
	(11,860,554)	(2,347,211)
Less distributions:
Monthly distributions:
January 1, 2008 through March 31, 2008	261,605	-
January 1, 2007 through December 31, 2007	-	1,046,420
Additional distribution on November 30, 2007	-	8,546,122
Total distributions	261,605	9,592,542
Members' deficiency:
March 31, 2008	$(12,122,159)
December 31, 2007		$(11,939,753)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$79,199	($259,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building improvements and equipment	412,665	384,973
Amortization of leasing commissions	131,425	83,947
Amortization of mortgage refinancing costs	52,777	52,777
Change in leasing commissions	-	(64,786)
Change in accrued mortgage interest and other expenses	(2,760)	22,112

Net cash provided by operating activities	673,306	219,931

Cash flows from investing activities:
Purchase of building improvements and equipment	(1,030,749)	(2,896,501)
Change in restricted cash segregated for payment of building improvement costs	1,466,264	(2,172,764)
Change in receivable from participants	(44,155)	(34,511)

Net cash provided by (used in) investing activities	391,360	(5,103,776)

Cash flows from financing activities:
Proceeds from mortgage refinancing	-	5,000,000
Increase (decrease) in due to lessee	(553,713)	100,166
Repayment of first mortgage payable	(412,974)	-
Distributions to participants	(261,605)	(261,605)

Net cash provided by (used in) financing activities	(1,228,292)	4,838,561

Net change in cash and cash equivalents	(163,626)	(45,284)
Cash and cash equivalents, beginning of period	273,665	224,526
Cash and cash equivalents, end of period	$ 110,039	$ 179,242

Cash paid for:
Interest	$1,110,541	$925,600

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2008 and its results of operations and cash flows for the three months ended March 31, 2008 and 2007. Information included in the condensed balance sheet as of December 31, 2007 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2007 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties. Registrant's members ("Members") are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. each of whom also acts as an agent (collectively, the "Agents"), for holders of participations in his respective member interest in Registrant (the "Participants"). The members in Registrant hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Note E below.

Note C Lease

Registrant does not operate the Property. Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") pursuant to an operating lease (the "Lease") as modified, which is currently set to expire on September 30, 2033. Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family.

The Lease, as modified, provides that Lessee is required to pay rent to Registrant as follows:

(i) annual basic rent ("Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant annual mortgage charges on all mortgages reduced by dividends earned on funds borrowed for the improvement program. In the event of a mortgage refinancing, unless there is an increase in the mortgage balance, the annual basic rent will be modified and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event that such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgage, the basic rent shall be equal to $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to the refinancing. In accordance with the Eighth Lease Modification Agreement dated November 29, 2004, Basic Rent was increased to cover debt service on a $84,000,000 first mortgage. See Note D. Basic Rent will be increased or decreased upon the refinancing of the mortgage provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $84,000,000 plus refinancing costs.

(ii) additional rent ("Additional Rent") equal to, on an annual basis, the lesser of (x) Lessee's net operating income (as defined) for the lease year ending September 30 or (y) $1,053,800 ($87,817 per month) and further additional rent ("Further Additional Rent") equal to 50% of any remaining balance of Lessee's net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

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

Note D First Mortgage Payable

On November 29, 2004, a new first mortgage ("Mortgage") was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been or will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn on the Mortgage as of March 31, 2008 and matures on November 5, 2014 at which time the principal balance will be $69,600,350.

The Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Mortgage is paid in full during the last 60 days of the term.

Mortgage refinancing costs of $2,111,087 were capitalized by Registrant and are being amortized ratably over the term of the Mortgage.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee's operating cash flow. As of March 31, 2008, the Registrant had incurred or accrued costs related to the Program of approximately $64,400,000 and estimates that the Program will be completed by 2009 and that costs upon completion will be approximately $85,287,000. The Participants of Registrant and the members in Lessee have approved increased financing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the program will be financed primarily by the $1,619,258 of restricted cash in excess of building costs payable as of March 31, 2008 and the $16,000,000 of additional financing previously approved, assuming such financing is available.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Basic fees for supervisory services are $24,000 per annum, payable in equal monthly installments.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

No remuneration was paid by Registrant during the three-month period ended March 31, 2008 to any of the Members as such.

Supervisor also receives a payment ("Additional Payment") equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2008 was equal to the Participants' original cash investment of $7,000,000). For tax purposes, such additional payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. As of March 31, 2008, Peter L. Malkin owned a member interest in Lessee. The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

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

Financial Condition and Results of Operations

Registrant was organized for the purpose of acquiring the Property subject to an operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent additional payments to Supervisor and then to distribute the balance of such Additional Rent and Further Additional Rent to the Participants. See Note C to the condensed financial statements herein. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the three month period ended March 31, 2008, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

Total revenues increased for the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007. Such increase is the result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend income resulting from the short-term investment of proceeds from the additional draws on the Mortgage for the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007.

Total expenses increased for the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007. Such increase was primarily attributable to an increase in interest on the Mortgage payable by Registrant, an increase in depreciation of building improvements and equipment as a result primarily of the improvement program and amortization of leasing commissions for the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed at March 31, 2008 as compared with March 31, 2007. Costs relating to the improvement program were funded from a portion of proceeds of the Mortgage of $84,000,000. Approximately $5,081,000 of mortgage proceeds is available for building improvements and is reflected as restricted cash at March 31, 2008. The Participants of Registrant and the members in Lessee have approved increased financing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. Registrant may from time to time set cash aside for contingencies.

Amortization payments due under the Mortgage commenced August 5, 2007, calculated on a 25-year amortization schedule. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,600,350. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain reserves to defray any operating expenses of the Property.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$82,910,844	$1,708,020	$3,701,578	$4,117,814	$73,383,432
Interest Obligations	27,316,557	4,386,038	8,486,537	8,070,301	6,373,681
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$110,227,401	$6,094,058	$12,188,115	$12,188,115	$79,757,113

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2007.

Security Ownership

As of March 31, 2008, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of March 31, 2008, certain of the Members in Registrant held additional Participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,047 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $125,280 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

A member of Thomas N. Keltner's family owned of record and beneficially a $2,500 Participation.

Item 4T. Controls and Procedures.

  Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

  Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, Registrant's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements. As a result of an August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

Dated: October 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: October 8, 2008

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

Date: October 8, 2008

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

Date: October 8, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 8, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 8, 2008

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