Form 10-Q
period 2008-06-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2008-11-06
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Smaller Reporting Company [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	June 30, 2008	December 31, 2007
Real estate:
Buildings	$16,960,000	$16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	65,986,655	65,986,655
Less, accumulated depreciation	7,964,507	7,139,176
	58,022,148	58,847,479
Land	7,240,000	7,240,000
Total real estate	65,262,148	66,087,479
Cash in banks and money market fund	106,730	273,665
Receivable from participants re: NYS estimated tax	118,139	-
Restricted cash for payment of building improvement costs	2,724,137	6,547,678
Leasing commissions	4,109,821	4,109,821
Less, accumulated amortization	1,166,138	901,832
	2,943,683	3,207,989

Mortgage refinancing costs	2,111,087	2,111,087
Less, accumulated amortization	756,008	650,454
	1,355,079	1,460,633
Total assets	$72,509,916	$77,577,444
Liabilities and Members' Deficiency:
Liabilities:
First mortgage payable	$82,492,333	$83,323,818
Payable to lessee	473,331	1,328,760
Building improvement costs payable	1,477,269	4,492,906
Accrued mortgage interest and other expenses	367,091	371,713
Total liabilities	84,810,024	89,517,197
Commitments and contingencies	-	-
Members' deficiency	(12,300,108)	(11,939,753)
Total liabilities and members' deficiency	$72,509,916	$77,577,444

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Basic rent income, from a related party	$1,510,914	$ 903,826	$3,001,339	$1,788,410
Advance of additional rent income, from a related party	263,450	263,450	526,900	526,900
Total rent income	1,774,364	1,167,276	3,528,239	2,315,310
Dividend income	18,601	50,024	57,690	119,290
Miscellaneous income	0	0	0	1,500
Total revenues	1,792,965	1,217,300	3,585,929	2,436,100
Expenses:
Interest on mortgage	1,103,141	947,850	2,211,844	1,895,700
Supervisory services, to a related party	7,845	7,845	15,690	15,690
Depreciation of building improvements and equipment	412,665	387,102	825,330	772,075
Amortization of leasing commissions	132,881	95,348	264,306	179,295
Amortization of mortgage refinancing costs	52,777	52,777	105,554	105,554
Fees and miscellaneous	0	2,751	350	3,251
Total expenses	1,709,309	1,493,673	3,423,074	2,971,565
Net Income (Loss)	$83,656	$(276,373)	$162,855	$(535,465)
Income (Loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$119.51	$(394.82)	$232.65	$(764.95)
Distributions per $10,000 participation unit consisted of the following: Income Return of capital Total distributions	$119.51 254.21 $373.72	$ 0 373.72 $373.72	$232.65 514.79 $747.44	$ 0 747.44 $747.44

At June 30, 2008 and 2007, there were $7,000,000 of Participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members' Deficiency

(Unaudited)

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2008	December 31, 2007
Members' deficiency:
January 1, 2008	$(11,939,753)
January 1, 2007		$(10,734,058)
Add net income:
January 1, 2008 through June 30, 2008	162,855	-
January 1, 2007 through December 31, 2007	-	8,386,847
	(11,776,898)	(2,347,211)
Less distributions:
Monthly distributions:
January 1, 2008 through June 30, 2008	523,210	-
January 1, 2007 through December 31, 2007	-	1,046,420
Additional distribution on November 30, 2007	-	8,546,122
Total distributions	523,210	9,592,542
Members' deficiency:
June 30, 2008	$(12,300,108)
December 31, 2007		$(11,939,753)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Cash flows from operating activities:
Net income (loss)	$162,855	$(535,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of building improvements and equipment	825,330	772,075
Amortization of leasing commissions	264,306	179,295
Amortization of mortgage refinancing costs	105,554	105,554
Change in leasing commissions	-	(687,888)
Change in accrued mortgage interest and other expenses	(4,622)	22,111

Net cash provided by (used in) operating activities	1,353,423	(144,318)

Cash flows from investing activities:
Purchase of building improvements and equipment	(3,015,636)	(3,755,839)
Change in restricted cash segregated for payment of building improvement costs	3,823,541	(1,283,451)
Change in receivable from participants	(118,139)	(103,805)

Net cash provided by (used in) investing activities	689,766	(5,143,095)

Cash flows from financing activities:
Proceeds from refinancing	-	5,000,000
Increase (decrease) in due to lessee	(855,429)	693,247
Repayment of first mortgage payable	(831,485)	-
Distributions to participants	(523,210)	(523,210)

Net cash provided by (used in) financing activities	(2,210,124)	5,170,037

Net decrease in cash and cash equivalents	(166,935)	(117,376)
Cash and cash equivalents, beginning of period	273,665	224,526
Cash and cash equivalents, end of period	$106,730	$107,150

Cash paid for:
Interest	$2,215,544	$1,873,450

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2008 and its results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. Information included in the condensed balance sheet as of December 31, 2007 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2007 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties. Registrant's members ("Members") are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. each of whom also acts as an agent (collectively, the "Agents"), for holders of participations ("Participations") in his respective member interest in Registrant (the "Participants"). The members in Registrant hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Note E below.

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

For the lease year ended September 30, 2007, Lessee reported net operating income of $20,599,567. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2007 and Further Additional Rent of $9,772,882 subsequent to September 30, 2007. The Further Additional Rent of $9,772,882 represents 50% of the excess of the Lessee's net operating income of $20,599,567 over $1,053,800, after deducting $700 for annual New York State limited liability company filing fees, $200,000 added as a cash reserve for contingencies (there were no related charges to expenses), $76,491 of costs that were incurred in response to an unaffiliated third party tender offer and $949,569 as an additional required payment to Supervisor (See Note E), the balance of $8,546,122 was distributed by Registrant to the Participants on November 30, 2007.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Additional Rent income received from October 1st to December 31st but does not include any portion of Further Additional Rent based on the Lessee's operations during that period.

Note D First Mortgage Payable

On November 29, 2004, a new first mortgage ("Mortgage") was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been or will be used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn on the Mortgage as of June 30, 2008 and matures on November 5, 2014 at which time the principal balance will be $69,600,350.

The Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Mortgage is paid in full during the last 60 days of the term.

Mortgage refinancing costs of $2,111,087 were capitalized by Registrant and are being amortized ratably over the term of the Mortgage.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee's operating cash flow. As of June 30, 2008, the Registrant had incurred or accrued costs related to the Program of approximately $64,400,000 and estimates that the Program will be completed by 2009 and that costs upon completion will be approximately $85,287,000. The Participants of Registrant and the members in Lessee have approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the Program will be financed primarily by the $1,246,868 of restricted cash in excess of building costs payable as of June 30, 2008 and the $16,000,000 of additional financing previously approved, assuming such financing is available.

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

No remuneration was paid by Registrant during the six-month period ended June 30, 2008 to any of the Members as such.

Supervisor also receives a payment ("Additional Payment") equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2008 was equal to the Participants' original cash investment of $7,000,000). For tax purposes, such additional payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 2008, Peter L. Malkin owned a member interest in Lessee. The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

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

Registrant does not pay dividends. During the six month period ended June 30, 2008, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

Total revenues increased for the three and six-month periods ended June 30, 2008 as compared with the corresponding periods of the prior year. Such increase is the result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend income resulting from the short-term investment of proceeds from the additional draws on the mortgage for the three and six-month periods ended June 30, 2008 as compared with the corresponding periods of the prior year.

Total expenses increased for the three and six-month periods ended June 30, 2008 as compared with the corresponding periods of the prior year. Such increase was primarily attributable to an increase in interest on the Mortgage payable by Registrant, an increase in depreciation of building improvements and equipment as a result primarily of the improvement program and amortization of leasing commissions for the three and six-month periods ended June 30, 2008 as compared with the corresponding periods of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed at June 30, 2008 as compared with June 30, 2007. Costs relating to the improvement program were funded from a portion of proceeds of the Mortgage of $84,000,000. Approximately $2,724,000 of mortgage proceeds is available for building improvements and is reflected as restricted cash at June 30, 2008. The Participants of Registrant and the members in Lessee have approved increased financing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. Registrant may from time to time set cash aside for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in general and may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant's existing and planned debt will not occur within the next 36 months, and (c) the Building's rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the Mortgage commenced August 5, 2007, calculated on a 25-year amortization schedule. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,600,350. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that historic real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain reserves to defray any operating expenses of the Property.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$82,492,333	$1,730,924	$3,751,214	$4,173,031	$72,837,164
Interest Obligations	26,211,556	4,363,134	8,436,901	8,015,084	5,396,437
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations		0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$108,703,889	$6,094,058	$12,188,115	$12,188,115	$78,233,601

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2007.

Security Ownership

As of June 30, 2008, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of June 30, 2008, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Thomas N. Keltner, Jr. owned of record as trustee a $2,500 Participation.

Item 4T. Controls and Procedures.

  Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements. As a result of an August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

Item 6. Exhibits

                                                            EXHIBIT INDEX

Number	Document	Page*
3 (a)

Attached hereto as Exhibit 3 (c) is Registrant's Consent and Operating Agreement dated as of November 28, 2001 as a Limited Liability Company, which incorporates by reference the Registrant's prior Partnership Agreement, dated September 25, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 0-2670) filed as Exhibit No. 1 to Registrant's Registration Statement on Form S-1 as amended (the "Registration Statement"), and is itself incorporated by reference as an exhibit hereto.

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

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Number	EXHIBIT INDEX (cont.) Document	Page*
32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Page references are based on sequential numbering system.

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

Dated: November 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: November 6, 2008

*Mr. Labell supervises accounting functions for Registrant.

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

Date: November 6, 2008

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

Date: November 6, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 6, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 6, 2008

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