Form 10-K/A
period 2006-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2009-01-05
CIK 90794

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of 60 East 42nd St. Associates L.L.C for the fiscal year ended December 31, 2006 is filed to include the financial statements of Lincoln Building Associates L.L.C. for the 3 years ended December 31, 2006.

There are no changes to the original Form 10-K other than those described above. This amendment speaks as of the filing date of the original Form 10-K and does not reflect events that have occurred after that date.

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

                                       Item 15 (a) (3) Exhibits

Financial statements of Lincoln Building Associates L.L.C. for the years ended December 31, 2006, 2005 and 2004
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Member of Financal/Accounting staff

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

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

Date: January 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 5, 2009

______________________

  Mr. Labell supervises accounting functions for Registrant.

Exhibit 31.1

CERTIFICATIONS

I, Mark Labell, certify that:

    I have reviewed this annual report on Form 10-K and Form 10-K/A of 60 East 42nd St. Associates L.L.C.;

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

Date: January 5, 2009

/s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance Wien & Malkin LLC, Supervisor of 60 East 42nd St. Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:

    I have reviewed this annual report on Form 10-K and Form 10-K/A of 60 East 42nd St. Associates L.L.C.;

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

Date: January 5, 2009

/s/ Mark Labell

Name: Mark Labell

Title: Senior Member of Financial/Accounting Staff of Wien & Malkin LLC, Supervisor of 60 East 42nd St. Associates L.L.C.

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the Supervisor * of 60 East 42nd St. Associates L.L.C. ("Registrant") to certify that:

    the Annual Report on Form 10-K and Form 10-K/A of Registrant for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Annual Report on Form 10-K and Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 5, 2009

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

    the Annual Report on Form 10-K and Form 10-K/A of Registrant for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Annual Report Form 10-K and Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 5, 2009

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

LINCOLN BUILDING ASSOCIATES L.L.C.

FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

LINCOLN BUILDING ASSOCIATES L.L.C.

CONTENTS

Report of Independent Accountants                                                                                                              1

Financial Statements:

Balance Sheets                                                                                                                                            2

Statements of Operations                                                                                                                           3

Statements of Changes in Members' Equity                                                                                            4

Statements of Cash Flows                                                                                                                          5

Notes to Financial Statements                                                                                                               6 - 12

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

Report of Independent Accountants

Members

Lincoln Building Associates L.L.C.

New York, New York

We have audited the accompanying balance sheets of Lincoln Building Associates L.L.C. (a New York limited liability company) (the "Company") as of December 31, 2006, 2005 and 2004, and the related statements of operations, changes in members' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Lincoln Building Associates L.L.C. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Building Associates L.L.C. as of December 31, 2006, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Garden City, New York

December 16, 2008

/s/ Margolin, Winer & Evens LLP

LINCOLN BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,                                                                     2006                      2005                    2004

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold improvements	$ 11,698,563	$ 11,380,951	$ 11,297,044
Subtenant improvements	2,371,171	2,012,007	1,778,436
Equipment	158,132	158,132	158,132
	14,227,866	13,551,090	13,233,612
Less accumulated depreciation
and amortization	3,966,021	3,231,095	2,564,361

Net Property	10,261,845	10,319,995	10,669,251

Other Assets:
Cash and cash equivalents (Note 2)	6,526,140	6,638,377	6,164,802
Cash - restricted - tenants' security
deposits	4,282,436	4,546,406	3,908,342
Rent receivable (Note 2)	837,533	751,832	752,426
Unbilled rent receivable (Note 2)	5,144,285	5,299,284	4,211,755
Due from Lessor (Note 5)	6,460,685	6,398,870	4,805,557
Due from managing agent (Note 7)	419,483	644,236	384,521
Prepaid expenses	4,625,896	92,219	85,356
Deferred charges, net of accumulated
amortization (Notes 2 and 4)	2,463,555	2,975,958	3,337,284
Other assets	20,975	220,758	-

Total Assets	$ 41,042,833	$ 37,887,935	$ 34,319,294

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 894,762	$ 1,022,269	$ 871,199
Accrued additional rent due Lessor
(Note 5)	2,322,027	1,845,266	1,731,320
Tenants' security deposits payable	4,280,387	4,586,106	3,947,382
Deferred income (Note 2)	1,707,302	771,515	756,303

Total Liabilities	9,204,478	8,225,156	7,306,204

Commitments (Note 5)	-	-	-

Members' Equity (Note 3)	31,838,355	29,662,779	27,013,090

Total Liabilities and Members' Equity	$ 41,042,833	$ 37,887,935	$ 34,319,294

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF OPERATIONS

Years Ended December 31,                                        2006                         2005             2004

Income (Notes 2, 5 and 6):
Minimum rental revenue	$ 37,331,271	$ 35,410,624	$ 34,124,445
Escalations and expense reimbursements	8,030,539	5,857,093	6,739,445
Other income	513,261	420,426	471,894

Total Income	45,875,071	41,688,143	41,335,784

Operating Expenses:
Basic rent expense (Note 5)	3,278,081	2,802,110	2,375,322
Primary additional rent (Note 5)	1,053,804	1,053,804	1,053,804
Secondary overage rent (Note 5)	9,579,099	7,124,319	6,744,666
Real estate taxes	9,135,946	8,610,159	7,939,611
Payroll and related costs	6,221,860	6,634,575	6,499,775
Repairs and maintenance	2,142,765	2,735,349	2,522,549
Utilities	1,112,742	1,024,543	784,416
Management fee (Note 7)	307,299	323,199	315,234
Supervisory and other fees (Note 5)	875,787	656,495	645,672
Professional fees	779,464	768,295	721,979
Insurance	659,484	620,506	546,762
Advertising (Note 2)	362,139	373,495	338,736
Administrative	191,644	159,959	216,209
Depreciation (Note 2)	734,926	666,734	546,376
Amortization (Note 2)	957,504	950,490	1,082,862
Bad debts, net (Note 2)	324,778	159,340	(233,462)

Total Operating Expense	37,717,322	34,663,372	32,100,511

Operating Income	8,157,749	7,024,771	9,235,273

Interest Income	357,823	164,914	56,686

Net Income	$ 8,515,572	$ 7,189,685	$ 9,291,959

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS' EQUITY

Years Ended December 31,                                          2006                    2005                     2004

Members' Equity - beginning of year	$ 29,662,779	$ 27,013,090	$ 22,225,932

Net Income	8,515,572	7,189,685	9,291,959

Distributions	(6,339,996)	(4,539,996)	(4,504,801)

Members' Equity - end of year	$ 31,838,355	$ 29,662,779	$ 27,013,090

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,                                          2006                   2005                   2004
Cash Flows from Operating Activities:
Net income	$ 8,515,572	$ 7,189,685	$ 9,291,959
Adjustments to reconcile net income to
to net cash provided by
operating activities:
Depreciation	734,926	666,734	546,376
Amortization	957,504	950,490	1,082,862
Net change in operating assets
and liabilities:
Rent receivable	(85,701)	594	291,428
Unbilled rent receivable	154,999	(1,087,529)	(1,812,266)
Due from managing agent	224,753	(259,715)	282,751
Prepaid expenses	(4,533,677)	(6,863)	(40,154)
Other assets	199,783	(220,758)	-
Unfunded tenant security deposits	(41,749)	660	35,836
Accounts payable and accrued
liabilities	(127,507)	151,070	49,996
Accrued additional rent due Lessor	476,761	113,946	(125,038)
Deferred income	935,787	15,212	559,483

Net Cash Provided by Operating Activities	7,411,451	7,513,526	10,163,233

Cash Flows from Investing Activities:
Property additions	(676,776)	(317,478)	(1,813,754)
Deferred charges - leasing commissions	(445,101)	(589,164)	(964,698)
Due from Lessor	(61,815)	(1,593,313)	(4,022,459)

Net Cash Used in Investing Activities	(1,183,692)	(2,499,955)	(6,800,911)

Cash Flows from Financing Activities -
Members' distributions	(6,339,996)	(4,539,996)	(4,504,801)

Net Cash Used in Financing Activities	(6,339,996)	(4,539,996)	(4,504,801)

Net Increase (Decrease) in Cash and
Cash Equivalents	(112,237)	473,575	(1,142,479)

Cash and Cash Equivalents -
beginning of year	6,638,377	6,164,802	7,307,281

Cash and Cash Equivalents -
end of year	$ 6,526,140	$ 6,638,377	$ 6,164,802

The accompanying notes are an integral part of these statements.
LINCOLN BUILDING ASSOCIATES L.L.C. NOTES TO FINANCIAL STATEMENTS
1. Organization and Nature of Business

The Company was originally organized on June 14, 1954 as a general partnership in order to lease and sublease the 1,180,000 square foot office building situated at 60 East 42nd Street, New York, New York (the "Property"). On November 1, 2002, the Company converted from a general partnership to a New York limited liability company and is now known as Lincoln Building Associates L.L.C. (the "Company"). Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entities similar to stockholders of a corporation.

The Company commenced operations on June 14, 1954 and is to continue until the earlier of the complete disposition of all of the Company's assets, unless sooner terminated pursuant to the Operating Agreement or by law.

2. Summary of Significant Accounting Policies

Revenue recognition - Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases. The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rents receivable on the accompanying balance sheet. Leases generally contain provisions under which tenants reimburse the Company for a portion of property operating expenses, real estate taxes and other recoverable costs. Receivables for escalation and expense reimbursements are accrued in the period the related expenses are incurred. Rental payments received before they are recognized as income are recorded as deferred income.

The Company provides an estimated allowance for uncollectible rents receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms. Tenant receivables are shown net of an estimated allowance for doubtful accounts of $186,000 at December 31, 2006. Management believes no allowance was necessary at December 31, 2005 and 2004.

Bad debt expense is shown net of recoveries.

Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of a money market mutual fund (Fidelity U.S. Treasury Income Portfolio).

The Company has demand and other deposits with a bank in excess of federally insured limits. The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property - Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that the Company review real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable. Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets' carrying amount. Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset. No impairment loss has been recorded in the years ended December 31, 2006, 2005 and 2004.

Depreciation and amortization - Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements and five years for equipment. Subtenant improvements, leasing commissions and leasing costs are amortized by the straight-line method over the terms of the related tenant leases.

Maintenance and repairs are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized.

Income taxes - The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements. The Company's taxable income or loss is reportable by its members.

Advertising - The Company expenses advertising costs as incurred.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. The Company regards the allowance for uncollectible rents (including unbilled rent receivable) as being particularly sensitive. Further, when tenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

3. Members' Equity	Profits, losses and distributions are allocated to the members pursuant to the Company's Operating Agreement.
4. Deferred Charges

Deferred charges consist of the following as of December 31, 2006, 2005 and 2004:

                                           2006                      2005                  2004

Leasing commissions $ 15,165,467 $ 14,720,366 $ 14,131,202

Leasing costs                         62,525           62,525              62,525

                                          15,227,992     14,782,891    14,193,727

Less accumulated

amortization                     12,764,437     11,806,933    10,856,443

Total                                $ 2,463,555     $ 2,975,958   $ 3,337,284

5. Related Party Transactions

The Company has entered into a lease agreement with 60 East 42nd St. Associates L.L.C. (the "Lessor") which is currently set to expire on September 30, 2033. The Company (the "Lessee") may terminate the lease on 60 days prior written notice without any further liability.

The lease provides for an annual basic rent equal to the sum of the constant annual mortgage charges incurred on all mortgages by the Lessor, plus $24,000 for supervisory services.

The lease also provides for additional rent, as follows:

  Primary additional rent equal to the first $1,053,800 of Lessee's net operating income, as defined, in each lease year.

  Secondary additional rent equal to 50% of the Lessee's remaining net operating income, as defined, in each lease year.

The lease further provides for recoupment by the Lessee of advances in future lease years resulting from any overpayment of primary additional rent in any year.

In addition to the above, the Lessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

As of December 31, 2006, 2005 and 2004 the accrued additional rent due Lessor was $2,322,027, $1,845,266 and $1,731,320, respectively.

During 1999, the Company and the Lessor entered into a building improvements program (the "Program") whereby the Lessor would obtain financing to fund improvements to the Property. To induce the Company to approve the Program, the Lessor agreed to grant the Company, upon completion of the Program, the right to further extensions of the lease to 2083. In accord with the 2004 consent program, on November 29, 2004, Lessor obtained a new first mortgage of $84,000,000 (the "Loan"), of which $40,000,000 was used to repay the existing first and second mortgages. The balance will be used to complete currently estimated costs for existing and enhanced new improvement programs, including additional funds for projected tenant installation and leasing commissions. The Lessor and Lessee approved the increased program with refinancing of up to $100,000,000, leaving provision for an additional $16,000,000 for possible future financing, if required.

The Company is financing the Program and billing the Lessor for the costs incurred. The Program (1) grants the ownership of the improvements to the Lessor and acknowledges the Lessor's intention to finance them through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by the Lessor from an equivalent increase in the basic rent paid by the Company. Since any further additional rent will be decreased by one-half of that amount, the net effect of the lease modification is to have the Company and the Lessor share the costs of the Program equally, assuming the Company continues to be obligated to pay further additional rent.

The Loan is scheduled to mature on November 5, 2014. The Loan bears interest 5.34% per annum, payable monthly in arrears. Commencing August 5, 2007, the Loan requires equal monthly payments of $507,838 applied first to interest at 5.34% per annum, and then principal based on a 25-year amortization period. No prepayment fee shall be due if the Loan is prepaid during the final 60 days prior to the maturity date.

The following is a schedule of future minimum rental payments as of December 31, 2006 (based on the current amount of the Lessor's outstanding mortgage obligations and assuming the Company does not surrender the lease):

Year ending December 31,

                  2007                                                      $ 4,340,000

                  2008                                                         6,120,000

                  2009                                                         6,120,000

                  2010                                                         6,120,000

                  2011                                                         6,120,000

             Thereafter                                                   18,290,000

                                                                               $ 47,110,000

Basic rent payable shall be increased to cover debt service on the increased mortgage.

As of December 31, 2006, the Lessor had incurred costs related to the Program of approximately $58,900,000 and estimates that the Program will be complete by 2009 and that costs upon completion will be approximately $85,287,000. The Lessor has funded and capitalized leasing commissions totaling $2,294,156 as of December 31, 2006.

Due from Lessor at each respective year end represents leasehold improvement and leasing costs advanced by the Lessee to be reimbursed by Lessor from remaining refinancing proceeds when funds are required.

Supervisory and other services are provided to the Company by its Supervisor, Wien & Malkin LLC, a related party. Beneficial interests in the Company are held directly or indirectly by one or more persons at Wien & Malkin LLC and/or their family members.

Fees and payments to Wien & Malkin LLC are as follows:

                                                    Years Ended December 31,
                                                   2006               2005         2004

Basic supervisory fees           $ 180,000   $ 180,000    $ 180,000

Service fee on investment
       income                                    35,783         16,491          5,668

Profits interest                             660,004      460,004      460,004

Total                                          $ 875,787    $ 656,495   $ 645,672

Wien & Malkin receives an additional payment from the Company equal to 10% of distributions in excess of $400,000 a year. For tax purposes such additional payment is treated as a profits interest and Wien & Malkin is treated as a member. Distributions in respect of Wien & Malkin's profits interest totaled $660,004, $460,004 and $460,004 for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, other fees and disbursements to Wien & Malkin were $80,759, $96,750 and $46,143 for the years ended December 31, 2006, 2005 and 2004, respectively. Such other fees and disbursements are included in various line items in the statements of operations.

For administration and investment of Company's supervisory account, Wien & Malkin has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.5% of the account balance), which fee totaled $35,783, $16,491 and $5,668 for the years ended December 31, 2006, 2005 and 2004, respectively. Accrued fees of $35,783, $16,491 and $5,668 were outstanding as of December 31, 2006, 2005 and 2004, respectively.

Wien & Malkin also serves as supervisor for Company's Lessor and receives from the Lessor a basic annual fee and a fee based on distributions to its investors. Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Wien & Malkin is a tenant of the Company at the Property. Its office lease was renewed prior to 2008-2009 expiration for a ten-year term from October 2006 through September 2016. The new rent, which is roughly equivalent to the current, fully escalated rental rate, was determined by taking a recent transaction at the Property and reducing the rent by the costs not incurred by the Company in the Wien & Malkin renewal (as the Wien & Malkin renewal involves no free rent, base building work, tenant installation allowance, or commission paid to any broker). Wien & Malkin also surrendered its semi-annual cancellation right until October 2009, thereby reducing the Building's substantial rollover exposure in 2007 through April 2009. Electricity will now be billed to Wien & Malkin via sub meter, consistent with other full floor tenants.

Following are rent payments (including escalations and expense reimbursements) made by Wien & Malkin:

                                                                 Rent Paid by Related Parties

                                                                  Years Ended December 31,
                                                                  2006         2005           2004

Wien & Malkin                                   $ 934,245   $ 911,808    $ 883,416

Peter L. Malkin, a member of Wien & Malkin LLC, was elected to the Board of the Grand Central Partnership, Inc. for a two-year term commencing January 1, 2005. The Grand Central Partnership is a month-to-month tenant in the Property under a lease commencing March 1, 1998 for 206 rentable square feet at an annual rental of $1,200. The lease to the Grand Central Partnership is on the same terms and conditions as other space it had previously occupied in the building under a lease dated July 24, 1997.

6. Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2006 are as follows:

Years ending December 31,

                 2007                      $ 35,670,000

                 2008                         30,100,000

                 2009                         24,210,000

                 2010                         17,930,000

                 2011                         13,560,000

        Thereafter                         28,830,000

                                               $ 150,300,000

The above table includes $7,760,000 from Wien & Malkin LLC.

7. Management Fee

The Company has engaged Newmark Knight Frank to lease and manage the Property. Pursuant to the management agreement, the management fee is equal to 1% of total collected proceeds per month with a cap of $350,000 per annum (which is reduced by interest income earned on tenants' security deposit accounts). For the years 2006, 2005 and 2004, the management fee totaled $307,299, $323,199 and $315,234, respectively.

A portion of the Company's cash is held in accounts in the custody of the managing agent. These amounts are shown as "Due from managing agent."

8. Multiemployer Pension Plan

In connection with the Company's collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans. The plans cover all of the Company's janitorial and engineering employees who are members of the union. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company incurred pension expense (which is included in payroll and related costs) of approximately $180,000, $195,000 and $210,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Management has no intention of undertaking any action which could subject the Company to the obligation.