Form 10-Q
period 2008-09-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2009-01-16
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 (Mark One) [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________ Commission file number 0-2670

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Exact name of Registrant as specified in its charter)
A New York Limited Liability Company (State or other jurisdiction of incorporation or organization)	13-6077181 (I.R.S. Employer Identification No.)

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

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	September 30, 2008	December 31, 2007
Real estate:
Buildings	$16,960,000	$16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	65,986,655	65,986,655
Less, accumulated depreciation	8,377,172	7,139,176
	57,609,483	58,847,479
Land	7,240,000	7,240,000
Total real estate	64,849,483	66,087,479
Cash and cash equivalents	1,158,915	273,665
Receivable from lessee	6,888,731	-
Receivable from participants re: NYS estimated tax	154,496	-
Restricted cash for payment of building improvement costs	-	6,547,678
Leasing commissions	4,109,821	4,109,821
Less, accumulated amortization	1,299,019	901,832
	2,810,802	3,207,989

Mortgage refinancing costs	2,111,087	2,111,087
Less, accumulated amortization	808,785	650,454
	1,302,302	1,460,633
Total assets	$77,164,729	$77,577,444
Liabilities and Members' Deficiency:
Liabilities:
First mortgage payable	$82,068,209	$83,323,818
Payable to lessee	-	1,328,760
Building improvement costs payable	350,037	4,492,906
Accrued supervisory fees	685,070	-
Accrued mortgage interest and other expenses	365,203	371,713
Total liabilities	83,468,519	89,517,197
Commitments and contingencies	-	-
Members' deficiency	(6,303,790)	(11,939,753)
Total liabilities and members' deficiency	$77,164,729	$77,577,444

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Basic rent income, from a related party	$ 1,522,073	$ 1,381,474	$4,523,412	$3,169,885
Advance of additional rent income from a related party	263,450	263,450	790,350	790,350
Further additional rent from a related party	6,853,701	9,772,882	6,853,701	9,772,882
Total rent income	8,639,224	11,417,806	12,167,463	13,733,117
Dividend income	7,441	148,040	65,131	267,329
Miscellaneous income	0	0	0	1,500
Total revenues	8,646,665	11,565,846	12,232,594	14,001,946
Expenses:
Interest on mortgage	1,097,504	1,119,608	3,309,347	3,015,308
Supervisory services, to a related party	7,845	7,845	23,535	23,535
Additional payment for services to supervisor, a related party	685,070	949,569	685,070	949,569
Depreciation of building improvements and equipment	412,665	403,852	1,237,995	1,175,927
Amortization of leasing commissions	132,881	120,035	397,187	299,330
Amortization of mortgage refinancing costs	52,777	52,777	158,332	158,332
Fees and miscellaneous	0	74,211	350	77,462
Total expenses	2,388,742	2,727,897	5,811,816	5,699,463
Net Income	$6,257,923	$8,837,949	$6,420,778	$8,302,483
Income per $10,000 participation unit, based on 700 participation units outstanding during each period	$8,939.89	$12,625.64	$9,172.54	$11,860.69
Distributions per $10,000 participation unit consisted of the following: Income Return of capital Total distributions	$373.72 0 $373.72	$373.72 0 $373.72	$1,121.16 0 $1,121.16	$1,121.16 0 $1,121.16

At September 30, 2008 and 2007, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members' Deficiency

(Unaudited)
	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2008	December 31, 2007
Members' deficiency:
January 1, 2008	$(11,939,753)
January 1, 2007		$(10,734,058)
Add net income:
January 1, 2008 through September 30, 2008	6,420,778	-
January 1, 2007 through December 31, 2007	-	8,386,847
	(5,518,975)	(2,347,211)
Less distributions:
Monthly distributions:
January 1, 2008 through September 30, 2008	784,815	-
January 1, 2007 through December 31, 2007	-	1,046,420
Additional distribution on November 30, 2007	-	8,546,122
Total distributions	784,815	9,592,542
Members' deficiency:
September 30, 2008	$(6,303,790)
December 31, 2007		$(11,939,753)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)
	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income	$6,420,778	$8,302,483
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building improvements and equipment	1,237,995	1,175,927
Amortization of leasing commissions	397,187	299,330
Amortization of mortgage refinancing costs	158,332	158,332
Changes in operating assets and liabilities:
Change in further additional rent due from lessee	(6,853,701)	(9,772,882)
Change in leasing commissions	0	(1,012,982)
Change in accrued additional payment to supervisor	685,070	949,569
Change in accrued mortgage interest and other expenses	(6,510)	152,976

Net cash provided by operating activities	2,039,151	252,753

Cash flows from investing activities:
Purchase of building improvements and equipment	(4,142,869)	(11,481,858)
Change in restricted cash for payment of building improvement costs	6,547,678	(6,705,471)

Net cash provided by (used in) investing activities	2,404,809	(18,187,329)

Cash flows from financing activities:
Change in receivable from participants	(154,496)	(138,714)
Proceeds from refinancing	0	18,000,000
Increase (decrease) in due to lessee	(1,363,790)	1,037,308
Repayment of first mortgage payable	(1,255,609)	(268,673)
Distributions to participants	(784,815)	(784,815)

Net cash provided by (used in) financing activities	(3,558,710)	17,845,106

Net increase (decrease) in cash and cash equivalents	885,250	(89,470)
Cash and cash equivalents, beginning of period	273,665	224,526
Cash and cash equivalents, end of period	$1,158,915	$ 135,056
Cash paid for:
Interest	$3,314,934	$2,936,404

See notes to the condensed financial statements.
Notes to Condensed Financial Statements (Unaudited) Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2008 and its results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. Information included in the condensed balance sheet as of December 31, 2007 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2007 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. Note B Organization

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties. Registrant's members ("Members") are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr., each of whom also acts as an agent (collectively, the "Agents") for holders of participations ("Participations") in his respective member interest in Registrant (the "Participants"). The members in Registrant hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Note E below.

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

For the lease year ended September 30, 2008, Lessee reported net operating income of $14,761,205. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2008 and Further Additional Rent of $6,853,701 subsequent to September 30, 2008. The Further Additional Rent of $6,853,701 represents 50% of the excess of the Lessee's net operating income of $14,761,205 over $1,053,800, after deducting $3,000 for annual New York State limited liability company filing fees and $685,070 as an additional required payment to Supervisor (See Note E), the balance of $6,165,631 was distributed by Registrant to the Participants on November 30, 2008.

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

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee's operating cash flow. As of September 30, 2008, the Registrant had incurred or accrued costs related to the Program of approximately $64,400,000 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee have approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the Program will be financed by the $16,000,000 of increased financing previously approved, assuming such financing is available and Lessee's operating cash flow.

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

No remuneration was paid by Registrant during the nine-month period ended September 30, 2008 to any of the Members as such.

Supervisor also receives a payment ("Additional Payment") equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2008 was equal to the Participants' original cash investment of $7,000,000). For tax purposes, such additional payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 2008, Peter L. Malkin owned a member interest in Lessee. The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.   Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.

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

Financial Condition and Results of Operations

Registrant was organized for the purpose of acquiring the Property subject to an operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent an Additional Payment to Supervisor and then to distribute the balance of such Additional Rent and Further Additional Rent to the Participants. See Note C to the condensed financial statements herein. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the nine month period ended September 30, 2008, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2008, Registrant made an additional distribution of $8,808 for each $10,000 Participation. Such distribution is derived from Further Additional Rent paid by the Lessee subsequent to September 30, 2008 in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor and annual New York State Limited Liability Company filing fee. See Notes C and E to the condensed financial statements herein.

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

Total revenues decreased for the three and nine-month periods ended September 30, 2008 as compared with the corresponding periods of the prior year. Such decrease is the net result of an increase in Basic Rent income to cover an increase in debt service, a decrease in Further Additional Rent attributable to the decrease in Lessee's profit for purposes of determining Further Additional Rent and a decrease in dividend income resulting from the short-term investment of proceeds from the additional draws on the mortgage for the three and nine-month periods ended September 30, 2008 as compared with the corresponding periods of the prior year.

Total expenses increased for the nine-month period ended September 30, 2008 as compared with the corresponding period of the prior year. Such increase was primarily attributable to an increase in interest on the Mortgage payable by Registrant, an increase in depreciation of building improvements and equipment as a result primarily of the improvement program and amortization of leasing commissions and a decrease in the Additional Payment to Supervisor for the nine-month period ended September 30, 2008 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has decreased at September 30, 2008 as compared with September 30, 2007 as a result of decreased Further Additional Rent due from the Lessee at September 30, 2008 and payments made under the improvement program. Costs relating to the improvement program were funded from a portion of proceeds of the Mortgage of $84,000,000. The Participants of Registrant and the members in Lessee have approved increased financing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. Registrant may from time to time set cash aside for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant's existing and planned debt will not occur within the next 36 months, and (c) the Building's rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the Mortgage commenced August 5, 2007, calculated on a 25-year amortization schedule. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,600,350. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that historic real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the Mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$82,068,209	$1,754,135	$3,801,516	$4,228,990	$72,283,568
Interest Obligations	25,112,164	4,339,923	8,386,599	7,959,125	4,426,517
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$107,180,373	$6,094,058		$12,188,115	$76,710,085

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2007.

Security Ownership

As of September 30, 2008, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of September 30, 2008, certain of the Members in Registrant held additional Participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,047 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $127,780 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations. Thomas N. Keltner, Jr. owned of record as trustee a $2,500 Participation for the benefit of himself and/or members of his family.

Item 4T. Controls and Procedures.

  Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION Item 1. Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements. As a result of an August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 9, 2003, October 22, 2003 and October 23, 2003 (collectively, the "Power"). 60 EAST 42ND ST. ASSOCIATES L.L.C. (Registrant)       By: /s/ Mark Labell Mark Labell, Attorney-in-Fact*   Dated: January 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.     By: /s/ Mark Labell Mark Labell, Attorney-in-Fact*   Dated: January 16, 2009

__________________________________________________________________________* Mr. Labell supervises accounting functions for Registrant.

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

 b.    evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; an
  c. disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

       5.  The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the   Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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
    Date: January 16, 2009   By /s/ Mark Labell Name: Mark Labell Title: Senior Vice President, Finance

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
      Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

      5.The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

      Date: January 16, 2009   By /s/ Mark Labell Name: Mark Labell

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

      the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

    Dated: January 16, 2009

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

      the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

    Dated: January 16, 2009 By /s/ Mark Labell Mark Labell Senior Vice President, Finance Wien & Malkin LLC, Supervisor

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