Form 10-K/A
period 2007-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2009-01-27
CIK 90794

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

This Amendment No. 1 to the Annual Report on Form 10-K of 60 East 42nd St. Associates L.L.C for the fiscal year ended December 31, 2007 is filed to include the financial statements of Lincoln Building Associates L.L.C. for the two years ended December 31, 2007.

There are no changes to the original Form 10-K other than those described above. This amendment speaks as of the filing date of the original Form 10-K and does not reflect events that have occurred after that date.

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

Item 15 (a) (3) Exhibits

Financial statements of Lincoln Building Associates L.L.C. for the years ended December 31, 2007 and 2006

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

Date: January 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 27, 2009

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

Date: January 27, 2009
/s/ Mark Labell____
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

Date: January 27, 2009
/s/ Marl Labell____
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

    the Annual Report on Form 10-K and Form 10-K/A of Registrant for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Annual Report on Form 10-K and Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 27, 2009
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

    the Annual Report on Form 10-K and Form 10-K/A of Registrant for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Annual Report Form 10-K and Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 27, 2009
/s/ Mark Labell
Mark Labell Senior Vice President, Finance
Wien & Malkin LLC, Supervisor

*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's superviso

LINCOLN BUILDING ASSOCIATES L.L.C.

       FINANCIAL STATEMENTS

            Years Ended December 31, 2007 and 2006

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

Report of Independent Accountants

Members

Lincoln Building Associates L.L.C.

New York, New York

We have audited the accompanying balance sheets of Lincoln Building Associates L.L.C. (a New York limited liability company) (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, changes in members' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Lincoln Building Associates L.L.C. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Building Associates L.L.C. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Margolin, Winer & Evens LLP

Garden City, New York

January 23, 2009

LINCOLN BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,                                                                                                  2007                2006

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold improvements	$11,841,505	$11,698,563
Subtenant improvements	2,798,873	2,371,171
Equipment	158,132	158,132
	14,798,510	14,227,866
Less accumulated depreciation and amortization	4,772,784	3,966,021

Net Property	10,025,726	10,261,845

Other Assets:
Cash and cash equivalents (Note 2)	15,340,585	6,526,140
Cash - restricted - tenants' security deposits	5,013,200	4,282,436
Rent receivable (Note 2)	1,277,180	837,533
Unbilled rent receivable (Note 2)	5,502,567	5,144,285
Due from Lessor (Note 5)	1,248,325	6,460,685
Due from managing agent (Note 7)	1,193,443	419,483
Prepaid expenses	4,611,523	4,625,896
Deferred charges, net of accumulated
amortization (Notes 2 and 4)	2,520,283	2,463,555
Other assets	-	20,975

Total Assets	$46,732,832	$41,042,833

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$1,195,501	$894,762
Accrued additional rent due Lessor (Note 5)	1,932,438	2,322,027
Tenants' security deposits payable	5,026,181	4,280,387
Deferred income (Note 2)	1,561,060	1,707,302

Total Liabilities	9,715,180	9,204,478

Commitments (Note 5)	-	-

Members' Equity (Note 3)	37,017,652	31,838,355

Total Liabilities and Members' Equity	$46,732,832	$41,042,833

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF OPERATIONS

Years Ended December 31,                                                                             2007                2006

Income (Notes 2, 5 and 6):
Minimum rental revenue	$39,318,824	$37,331,271
Escalations and expense reimbursements	9,676,047	8,030,539
Other income	598,393	513,261

Total Income	49,593,264	45,875,071

Operating Expenses:
Basic rent expense (Note 5)	4,689,825	3,278,081
Primary additional rent (Note 5)	1,053,804	1,053,804
Secondary overage rent (Note 5)	9,383,293	9,579,099
Real estate taxes	9,001,350	9,135,946
Payroll and related costs	6,466,013	6,221,860
Repairs and maintenance	3,262,452	2,142,765
Utilities	1,544,214	1,112,742
Management fee (Note 7)	305,436	307,299
Supervisory and other fees (Note 5)	708,572	875,787
Professional fees	918,637	779,464
Insurance	641,775	659,484
Advertising (Note 2)	321,979	362,139
Administrative	192,957	191,644
Depreciation (Note 2)	806,763	734,926
Amortization (Note 2)	791,728	957,504
Bad debts, net (Note 2)	470,849	324,778

Total Operating Expenses	40,559,647	37,717,322

Operating Income	9,033,617	8,157,749

Interest Income	685,676	357,823

Net Income	$9,719,293	$8,515,572

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS' EQUITY

Years Ended December 31,                                                                            2007                       2006

Members' Equity - beginning of year	$31,838,355	$29,662,779

Net Income	9,719,293	8,515,572

Distributions	(4,539,996)	(6,339,996)

Members' Equity - end of year	$37,017,652	$31,838,355

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                                               2007                        2006

Cash Flows from Operating Activities:
Net income	$9,719,293	$8,515,572
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	806,763	734,926
Amortization	791,728	957,504
Net change in operating assets and liabilities:
Rent receivable	(439,647)	(85,701)
Unbilled rent receivable	(358,282)	154,999
Due from managing agent	(773,960)	224,753
Prepaid expenses	14,373	(4,533,677)
Other assets	20,975	199,783
Unfunded tenant security deposits	15,030	(41,749)
Accounts payable and accrued liabilities	300,739	(127,507)
Accrued additional rent due Lessor	(389,589)	476,761
Deferred income	(146,242)	935,787

Net Cash Provided by Operating Activities	9,561,181	7,411,451

Cash Flows from Investing Activities:
Property additions	(570,644)	(676,776)
Deferred charges - leasing commissions	(848,456)	(445,101)
Due from Lessor	5,212,360	(61,815)

Net Cash Provided by (Used in) Investing Activities	3,793,260	(1,183,692)

Cash Flows from Financing Activities -
Members' distributions	(4,539,996)	(6,339,996)

Net Cash Used in Financing Activities	(4,539,996)	(6,339,996)

Net Increase (Decrease) in Cash and Cash Equivalents	8,814,445	(112,237)

Cash and Cash Equivalents - beginning of year	6,526,140	6,638,377

Cash and Cash Equivalents - end of year	$15,340,585	$6,526,140
The accompanying notes are an integral part of these statements. LINCOLN BUILDING ASSOCIATES L.L.C. NOTES TO FINANCIAL STATEMENTS
1. Organization and Nature of Business

The Company was originally organized on June 14, 1954 as a general partnership in order to lease and sublease the 1,180,000 square foot office building situated at 60 East 42nd Street, New York, New York (the "Property"). On November 1, 2002, the Company converted from a general partnership to a New York limited liability company and is now known as Lincoln Building Associates L.L.C. (the "Company"). Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

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

The Company provides an estimated allowance for uncollectible rents receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms. Management believes no allowance is necessary at December 31, 2007. Tenant receivables are shown net of an estimated allowance for doubtful accounts of $186,000 at December 31, 2006.

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

Property - Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that the Company review real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable. Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets' carrying amount. Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset. No impairment loss has been recorded in the years ended December 31, 2007 and 2006.

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

3. Members' Equity	Profits, losses and distributions are allocated to the members pursuant to the Company's Operating Agreement.
4. Deferred Charges

Deferred charges consist of the following as of December 31, 2007 and 2006:

                                                               2007             2006

Leasing commissions             $ 16,013,923     $ 15,165,467

Leasing costs                                     62,525               62,525

                                                       16,076,448        15,227,992

Less accumulated amortization  13,556,165       12,764,437

Total                                              $ 2,520,283       $ 2,463,555

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

As of December 31, 2007 and 2006 the accrued additional rent due Lessor was $1,932,438 and $2,322,027, respectively.

During 1999, the Company and the Lessor entered into a building improvements program (the "Program") whereby the Lessor would obtain financing to fund improvements to the Property. To induce the Company to approve the Program, the Lessor agreed to grant the Company, upon completion of the Program, the right to further extensions of the lease to 2083. In accord with the 2004 consent program, the Program was further increased to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to the Lessor of the improvements made. On November 29, 2004, Lessor obtained a new first mortgage of $84,000,000 (the "Loan"), of which $40,000,000 was used to repay the existing first and second mortgages. The balance will be used to complete currently estimated costs for existing and enhanced new improvement programs, including additional funds for projected tenant installation and leasing commissions. The Lessor and Lessee approved the increased program with refinancing of up to $100,000,000, leaving provision for an additional $16,000,000 for possible future financing, if required.

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

The following is a schedule of future minimum rental payments as of December 31, 2007 (based on the current amount of the Lessor's outstanding mortgage obligations and assuming the Company does not surrender the lease):

Year ending December 31,

2008                             $ 6,120,000

2009                                6,120,000

2010                                6,120,000

2011                                6,120,000

2012                                6,120,000

Thereafter                     11,670,000

                                    $ 42,270,000

Basic rent payable shall be increased to cover debt service on the increased mortgage.

As of December 31, 2007, the Lessor had incurred costs related to the Program of approximately $64,400,000 and estimates that the Program will be complete by 2009 and that costs upon completion will be approximately $85,287,000. The Lessor has funded and capitalized leasing commissions totaling $4,109,821 as of December 31, 2007.

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

Fees and payments to Wien & Malkin LLC are as follows:

Years Ended December 31,

                                                                  2007            2006

Basic supervisory fees                    $ 180,000     $ 180,000

Service fee on investment income       68,568          35,783

Profits interest                                      460,004        660,004

Total                                                   $ 708,572      $ 875,787

Wien & Malkin receives an additional payment from the Company equal to 10% of distributions in excess of $400,000 a year. For tax purposes such additional payment is treated as a profits interest and Wien & Malkin is treated as a member. Distributions in respect of Wien & Malkin's profits interest totaled $460,004 and $660,004 for the years ended December 31, 2007 and 2006, respectively. In addition, other fees and disbursements to Wien & Malkin were $19,922 and $80,759 for the years ended December 31, 2007 and 2006, respectively. Such other fees and disbursements are included in various line items in the statements of operations.

For administration and investment of the Company's supervisory account, Wien & Malkin has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.5% of the account balance), which fee totaled $68,568 and $35,783 for the years ended December 31, 2007 and 2006, respectively. Accrued fees of $68,568 and $35,783 were outstanding as of December 31, 2007 and 2006, respectively.

Wien & Malkin also serves as supervisor for the Company's Lessor and receives from the Lessor a basic annual fee and a fee based on distributions to its investors. Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Wien & Malkin is a tenant of the Company at the Property. Its office lease was renewed prior to 2008-2009 expiration for a ten-year term from October 2006 through September 2016. The new rent, which is roughly equivalent to the current, fully escalated rental rate, was determined by taking a recent transaction at the Property and reducing the rent by the costs not incurred by the Company in the Wien & Malkin renewal (as the Wien & Malkin renewal involves no free rent, base building work, tenant installation allowance, or commission paid to any broker). Wien & Malkin also surrendered its semi-annual cancellation right until October 2009, thereby reducing the Property's substantial rollover exposure in 2007 through April 2009. Electricity will now be billed to Wien & Malkin via sub meter, consistent with other full floor tenants.

Following are rent payments (including escalations and expense reimbursements) made by Wien & Malkin:

Rent Paid by Related Parties Years Ended December 31,

                                        2007        2006

Wien & Malkin        $ 841,730      $ 934,245

Peter L. Malkin, a member of Wien & Malkin LLC, was re-elected to the Board of the Grand Central Partnership, Inc. for a two-year term commencing January 1, 2007. The Grand Central Partnership is a month-to-month tenant in the Property under a lease commencing March 1, 1998 for 206 rentable square feet at an annual rental of $1,200. The lease to the Grand Central Partnership is on the same terms and conditions as other space it had previously occupied in the building under a lease dated July 24, 1997.

6. Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2007 are as follows:

Years ending December 31,

2008                                         $ 39,120,000

2009                                            33,930,000

2010                                            28,130,000

2011                                            23,330,000

2012                                            19,190,000

Thereafter                                   48,560,000

                                                $ 192,260,000

The above table includes $6,885,000 from Wien & Malkin LLC.

7. Management Fee

The Company has engaged Newmark Knight Frank to lease and manage the Property. Pursuant to the management agreement, the management fee is equal to 1% of total collected proceeds per month with a cap of $350,000 per annum (which is reduced by the service fee on interest income earned on tenants' security deposits). For the years 2007 and 2006, the management fee totaled $305,436 and $307,299, respectively.

A portion of the Company's cash is held in accounts in the custody of the managing agent. These amounts are shown as "Due from managing agent."

8. Multiemployer Pension Plan

In connection with the Company's collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans. The plans cover all of the Company's janitorial and engineering employees who are members of the union. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company incurred pension expense (which is included in payroll and related costs) of approximately $190,000 and $180,000 for the years ended December 31, 2007 and 2006, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Management has no intention of undertaking any action which could subject the Company to the obligation.