Form 10-K
period 2008-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2009-06-15
CIK 90794

60 East 42nd St. Associates L.L.C.

December 31, 2008

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Smaller Reporting Company [X]

PART I

Item 1.

Business.

(a)

General

Registrant was originally organized as a partnership on September 25, 1958.  On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties. Registrant's members (“Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants"). Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under an operating lease (the "Lease") the current term of which is set to expire September 30, 2033. See Item 2 below in connection with the granting of additional lease extensions.

Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin’s family.  The Members in Registrant hold senior positions at Wien & Malkin LLC (“Wien & Malkin” or the "Supervisor") 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee.  See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2008, the Building was approximately 81% occupied by approximately 387 tenants who engage in various businesses, including law, accounting, real estate, engineering and advertising.  Registrant does not maintain a full-time staff.  See Item 2 hereof for additional information concerning the Property.

(b)

First Mortgage Payable

On November 29, 2004, a new first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,00 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal, calculated on a 25 year amortization schedule. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,600,350.

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

(ii)

additional rent (the "Additional Rent") equal to, on an annual basis, the lesser of (x) Lessee's net operating income (as defined) for the lease year ending September 30 or (y) $1,053,800 ($87,817 per month) and further additional rent (“Further Additional Rent”) equal to 50% of any remaining balance of Lessee’s net operating income for such lease year.  (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977.  There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

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

Lessee is required to make an annual payment to Registrant of Further Additional Rent, which, as explained above, is the amount representing 50% of the remaining net operating income reported by Lessee for the lease year ending September 30th after deducting the advance against Additional Rent. The Lease requires that the report be delivered by Lessee to Registrant annually within 60 days after the end of each such lease year. Since it is not practicable to estimate Further Additional Rent for the lease year ending on the ensuing September 30 th which would be allocable to the first nine months of the lease year until Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Further Additional Rent when earned from the Lessee at the close of the lease year ending September 30 th.

For the lease year ended September 30, 2008, Lessee reported net operating income of $14,761,205. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2008 and Further Additional Rent of $6,853,701 subsequent to September 30, 2008.  The Further Additional Rent of $6,853,701 represents 50% of the excess of the Lessee’s net operating income of $14,761,205 over $1,053,800. After deducting $3,000 for annual New York State limited liability company filing fees and $685,070 as an additional required payment to Supervisor (See Note E), the balance of $6,165,631 was distributed by  Registrant to the Participants on November 30, 2008.

As a result of its revenue recognition policy, rental income for the year ending December 31 st includes the advances of Additional Rent income received from October 1st to December 31 st but does not include any portion of Further Additional Rent based on the Lessee’s operations during that period.

The Lessee may surrender the Lease at the end of any month, upon sixty days’ prior written notice; the liability of the Lessee will end on the effective date of such surrender.

Real estate taxes paid directly by the Lessee totaled approximately $9,166,315 and $9,001,350 for the years ended December 31, 2008 and 2007, respectively.

(d)

Competition

Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $35.48 per square foot (exclusive of electricity charges and escalation). The asking rents for new leases at the building range from $50 to $65 per square foot.

(e)

Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then existing trends in the rental market for office space.

Item 2.

Property.

Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as the "Lincoln Building," and the land thereunder (Item 1).  Registrant's fee title to the Property is encumbered by the Mortgage with an unpaid principal balance of $81,638,398 at December 31, 2008.  For a description of the terms of the Mortgage, see Note 3 of the Notes to the Financial Statements. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby.  It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park

Avenue and Madison Avenue.  The Building is leased to Lessee.  See Item 1 hereof and Note 4 of the Notes to the Financial Statements for additional information concerning the Lease.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of December 31, 2008, the Registrant had incurred or accrued costs related to the Program of approximately $64,400,000 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019.

Item 3.

Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements included in this Form 10-K.  As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

(a)

The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof.  Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur.  During 2008, Registrant was advised of 26 transfers of Participations. In one instance, the indicated purchase price was equal to 2.25 times the face amount of the Participation transferred, i.e., $5,625 for a $2,500 Participation.  In four instances, the indicated purchase price was equal to nine times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b)

As of December 31, 2008, there were 817 holders of Participations of record.

(c)

Registrant does not pay dividends.  During each of the years ended December 31, 2008 and 2007, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation.  On November 30, 2008 and November 30, 2007, Registrant made additional distributions for each $10,000 Participation of $8,808 and $12,209, respectively.  Such distributions were derived from Further Additional Rent paid by Lessee subsequent to September 30, 2008 and 2007 in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, establishment of a cash reserve for contingencies and the annual New York State Limited Liability Company filing fee.  See Item 1 hereof.  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant.  See Item 1 hereof.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.  See Item 7 hereof.

[SELECTED FINANCIAL DATA]

Item 6.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2008.  This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant.  This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

Year ended December 31

	2008	2007	2006	2005	2004

Basic rent income	$6,050,507	$4,618,963	$3,278,174	$2,796,929	$2,377,624

Advance of additional rent income	1,053,800	1,053,800	1,053,800	1,053,800	1,053,800

Further additional rent income	6,853,701	9,772,882	9,102,338	7,010,371	6,869,702

Miscellaneous income	-	1,500	-	-	-

Interest and dividend income	67,550	347,765	140,064	128,510	70,757

Total revenues	14,025,558	15,794,910	13,574,376	10,989,610	10,371,883

Net income	$6,516,570	$8,386,847	$7,391,621	$ 6,153,768	$6,298,875

Earnings per $10,000 participation unit, based on 700 participation units outstanding during the year	$9,309	$11,981	$10,559	$8,791	$8,998

Total assets	$69,717,778	$77,577,444	$68,193,888	$57,422,999	$46,366,872

Long-term obligations	$81,638,398	$83,323,818	$66,000,000	$58,250,000	$49,000,000

Distributions per $10,000 participation unit, based on 700 participation units outstanding during the year:
Income	$9,309	$11,981	$10,559	$8,791	$8,998
Return of capital	994	1,723	2,638	1,716	1,328

Total distributions	$10,303	$13,704	$13,197	$10,507	$10,326

Item 6a.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2008.  The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K.  In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results.  This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

                                                                   Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Statement of Income Data:
Basic rent income	$1,490,425	$1,510,914	$1,522,073	$1,527,095
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	6,853,701	-
Dividend income	39,089	18,601	7,441	2,419
Total revenues	1,792,964	1,792,965	8,646,665	1,792,964

Interest on mortgages	1,108,703	1,103,141	1,097,504	1,091,790
Supervisory services	7,845	7,845	692,915	7,845
Depreciation of building improvements and equipment	412,665	412,665	412,665	412,665
Amortization of leasing commissions	131,425	132,881	132,881	132,094
Amortization of mortgage refinancing costs	52,777	52,777	52,777	52,778
Fees and miscellaneous expense	350	-	-	-
Total expenses	1,713,765	1,709,309	2,388,742	1,697,172

Net income (loss)	$79,199	$83,656	$6,257,923	$95,792
Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$113	$120	$8,940	$137

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

60 East 42nd St. Associates L.L.C.

December 31, 2008

Item 7.

Management's Discussion and Analysis of Financial

Condition and Results of Operation.

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or words of similar meaning.

Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in Registrant’s real estate market, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “Critical Accounting Policies.” The SEC defines Critical Accounting guidance for Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Registrant’s discussion and analysis of its financial condition and results of operations are based upon our financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s financial statements, which are presented elsewhere in this annual report have been applied consistently as at December 31, 2008 and 2007, and for the years ended December 31, 2008 and 2007. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic Rent, as defined in the Lease, is equal to the sum of the constant annual mortgage charges plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Additional Rent represents a fixed amount of the Lessee’s net operating income, as defined, in each lease year and is recorded ratably over the twelve month period. Further Additional Rent, which is based on the net profits of the Lessee, as defined, is recorded by Registrant when such amount becomes determinable.

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

The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 2008:

Total revenues decreased for the year ended December 31, 2008 as compared with the year ended December 31, 2007.  Such decrease is the net result of an increase in Basic Rent and a decreased amount of Further Additional Rent received by Registrant in 2008 and dividend and interest income. The decrease in Further Additional Rent this year is due to a decrease in Lessee’s operating profit subject to Further Additional Rent. Total revenues increased for the year ended December 31, 2007 as compared with the year ended December 31, 2006.  Such increase is the result of an increased amount of Basic Rent and Further Additional Rent received by Registrant in 2007 and dividend and interest income. See Note 4 of the Notes.

Total expenses increased for the year ended December 31, 2008 as compared with the year ended December 31, 2007. Such increase is the net result of an increase in  interest, depreciation of assets, amortization expense and a decrease in fees for special services and the Additional Payment to Supervisor in 2008. Total expenses increased for the year ended December 31, 2007 as compared with the year ended December 31, 2006. Such increase is the result of an increase in interest, depreciation of assets, amortization expense, fees for special services and the Additional Payment to Supervisor in 2007.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.  The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Liquidity and Capital Resources

Registrant's liquidity has increased at December 31, 2008 as compared to December 31, 2007 due to the reduction of improvement costs payable.  Registrant may from time to time set aside cash for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

The Participants of Registrant and the members in Lessee have approved increased financing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the Program will be financed primarily by the additional $16,000,000 of loans previously approved, assuming such financing is available.

The Mortgage matures on November 5, 2014. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns consistent with long-term historic trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the Mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing.  However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$81,638,398	$1,777,657	$3,852,493	$4,285,698	$71,722,550
Interest Obligations	24,018,459	4,316,401	8,335,622	7,902,417	3,464,019
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$105,656,857	$6,094,058	$12,188,115	$12,188,115	$75,186,569

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

Item 8.

Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2008 and 2007 and for each of the two years in the period ended December 31, 2008 and the financial statements of the Lessee as of and for the year ended December 31, 2008 are included in this annual report immediately following Exhibit 32.2.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a.           Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

(b)

Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant’s internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Registrant is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

Registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Registrant’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Registrant’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that Registrant’s receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, Registrant’s management conducted an assessment of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment Registrant’s  management has concluded that, as of December 31, 2008, Registrant’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Registrant’s current registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in this annual report.

PART III

Item 10.

Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management.  There is no specific term of office for any Member.  The table below sets forth as to each Member as of December 31, 2008 the following:  name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Member:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	75	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Wien & Malkin LLC	1970
Anthony E. Malkin	46	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Wien & Malkin LLC and W&M Properties, L.L.C.	1997
Thomas N. Keltner, Jr.	62	None	Real Estate Supervision	General Counsel, Wien & Malkin LLC	1996

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

Registrant’s organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. No remuneration was paid during the current fiscal year ended December 31, 2008 by Registrant to any of the Members as such. The supervisory fees are $24,000 per annum plus an Additional Payment of 10% of all distributions received by Participants in Registrant in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2008 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution.

 Pursuant to such fee arrangements, Registrant paid Supervisor a total of $716,450 (consisting of $24,000 as an annual basic fee for supervisory services and $692,450 as an Additional Payment) during the year ended December 31, 2008. The supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant’s independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

(a)

Registrant has no voting securities.  See Item 5 hereof.  At December 31, 2008, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b)

At December 31, 2008, the Members (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Benefical Owners	Amount of Beneficial Ownership	Percent of Class
Participations	Anthony E. Malkin 60 East 42nd Street New York, N.Y. 10165	$25,833	0.37%

At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,049 of Participations. He disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $128,336 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. He disclaims any beneficial ownership of such Participations.

Thomas N. Keltner, Jr. owned of record as trustee a $2,500 Participation for the benefit of himself and/or members of his family.

(c)

Not applicable.

Item 13.

Certain Relationships and Related Transactions.

(a)

As stated in Items 1 and 10 hereof, Peter L. Malkin, Anthony E. Malkin, and Thomas N. Keltner, Jr. are the three Members in Registrant and also act as Agents for Participants in their respective Participation interests therein.  Mr. Peter Malkin is also among the members in Lessee.  As a consequence of one of the three Members being a member in Lessee and all three Members holding senior positions at Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant.  However, under the respective Participating Agreements pursuant to which the Members act as Agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the Agents to act on the Participants' behalf.  Such transactions, among others, include modification and extension of the Lease or the Mortgage, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

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

Item 14.          Principal Accountant Fees and Services

The fees paid by Wien & Malkin LLC, the Supervisor of Registrant, to Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2008 and December 31, 2007 were as follows:

Fee Category

2008

  2007

Audit Fees

$50,500

    $33,000

Audit-Related Fees                                                -                                                  -

Tax Fees                                                         6,500                                                 -

All Other Fees

          -

             -

     Total Fees

$57,000

    $33,000

Audit Fees.  Consist of fees billed for professional services rendered for the audit of Registrant’s financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant’s financial statements and are not reported under “Audit Fees.”

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee as such. Registrant’s policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants.  These services may include audit services, audit related services, tax services and other services.  For audit services, the independent auditor provides an engagement letter in advance of the services provided, outlining the scope of the audit and related audit fees.  If agreed to by Registrant, this engagement letter is formally accepted by Registrant.

For all services, the Supervisor submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year.  In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor can provide from time-to-time during the year.  All fee proposals for those non-audit services must be approved in advance in writing by a senior executive of the Supervisor.  The Agents of Registrant are informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

PART IV

Item 15.

Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements

    (2) Financial Statement Schedules

The financial statements and the financial statement schedule of the Registrant and the financial statements of the Lessee required in this annual report are listed in the respective indices to those financial statements and financial statement schedules of the Registrant and the Lessee included immediately following Exhibit 32.2.

 (3) Exhibits: See Exhibit Index.

60 East 42nd St. Associates L.L.C.

December 31, 2008

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

Date:  June 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: June 15, 2009

________________________

*    Mr. Labell supervises accounting functions for Registrant.

60 East 42nd St. Associates L.L.C.

December 31, 2008

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

3 (c)	Registrant’s Consent and Operating Agreement dated as of November 28, 2001
3 (d)	Certificate of Conversion of Registrant to a limited liability company dated November 28, 2001 filed with the New York Secretary of State on December 3, 2001.
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

60 East 42nd St. Associates L.L.C.

December 31, 2008

EXHIBIT INDEX

(cont’d)

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

10 (e) 10 (f)

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

24

Powers of Attorney dated October 9, 2003, October 22, 2003 and October 23, 2003 between the Partners of Registrant and Mark Labell which was filed as Exhibit 24 to Registrant’s 10-Q for the period ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

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

_______________________

*            Page references are based on a sequential numbering system.

60 East 42nd St. Associates L.L.C.

December 31, 2008

Exhibit 31.1

CERTIFICATIONS

I, Mark Labell, certify that:

1.

I have reviewed this annual report on Form 10-K of 60 East 42 nd St. Associates L.L.C.;

2.

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Date: June 15, 2009

By /s/ Mark Labell

Name:

Mark Labell

Title:

Senior Vice President, Finance

Wien & Malkin LLC, Supervisor of 60 East 42 nd St. Associates L.L.C.

60 East 42nd St. Associates L.L.C.

December 31, 2008

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:

1.

I have reviewed this annual report on Form 10-K of 60 East 42 nd St. Associates L.L.C.;

2.

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Date: June 15, 2009

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Wien & Malkin LLC, Supervisor of 60 East 42 nd St. Associates L.L.C.

60 East 42nd St. Associates L.L.C.

December 31, 2008

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the Supervisor* of 60 East 42 nd St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 15, 2009

By  /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Wien & Malkin LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC.  Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant’s supervisor.

60 East 42nd St. Associates L.L.C.

December 31, 2008

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

           The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the Supervisor* of 60 East 42 nd St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 15, 2009

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Wien & Malkin LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

60 EAST 42ND STREET ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statements of Income for the Years Ended December 31, 2008 and 2007

Statements of Members' Deficiency for the Years Ended December 31, 2008 and 2007

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to Financial Statements

SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2008

All other schedules are omitted as the information is not required, is not material or is otherwise provided

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in 60 East 42nd St. Associates L.L.C.

(a Limited Liability Company)

New York, New York

We have audited the accompanying balance sheet of 60 East 42nd St. Associates L.L.C. (“Associates”) as of December 31, 2008 and 2007 and the related statements of income, members' deficiency and cash flows for the years then ended, and the supporting financial statement schedule, Schedule III-Real Estate and Accumulated Depreciation for the years ended December 31, 2008 and 2007, also included in this Form 10-K.  These financial statements and schedule are the responsibility of Associates’ management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ Margolin, Winer & Evens LLP

Garden City, New York

April 29, 2009

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

BALANCE SHEETS
	December 31

	2008	2007
ASSETS

Real Estate:
Buildings:
Lincoln Building located at 60 East 42nd Street and
301 Madison Avenue, New York, N.Y.	$ 16,960,000	$ 16,960,000
Less: Accumulated depreciation	16,960,000	16,960,000
	-	-
Building improvements and equipment	65,986,655	65,986,655
Less: Accumulated depreciation	8,789,836	7,139,176
	57,196,819	58,847,479
Land	7,240,000	7,240,000
TOTAL REAL ESTATE	64,436,819	66,087,479

Cash and cash equivalents:
Cash in bank	23,738	186,463
Cash in distribution account held by Wien & Malkin LLC, a related party	87,202	87,202
Fidelity U.S. Treasury Income Portfolio	1,241,787	-
TOTAL CASH AND CASH EQUIVALENTS	1,352,727	273,665

Restricted cash for payment of building improvement costs	-	6,547,678

Leasing commissions, less accumulated amortization of
$1,431,113 in 2008 and $901,832 in 2007	2,678,708	3,207,989
Mortgage refinancing costs, less
accumulated amortization of $861,563 in
2008 and $650,454 in 2007	1,249,524	1,460,633
TOTAL ASSETS	$ 69,717,778	$ 77,577,444

LIABILITIES AND MEMBERS' DEFICIENCY

Liabilities:
First mortgage payable	$ 81,638,398	$ 83,323,818
Accrued mortgage interest	363,291	370,791
Payable to lessee, a related party	585	1,328,760
Building improvement costs payable	350,037	4,492,906
Accrued expenses	701	922
TOTAL LIABILITIES	82,353,012	89,517,197

Commitments and contingencies	-	-
Members' deficiency	(12,635,234)	(11,939,753)
TOTAL LIABILITIES AND MEMBERS'
DEFICIENCY	$ 69,717,778	$ 77,577,444

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF INCOME

	Year ended December 31

	2008	2007
Revenues:
Rent income, from a related party	$ 13,958,008	$ 15,445,645
Miscellaneous income	-	1,500
Dividend and interest income	67,550	347,765

TOTAL REVENUES	14,025,558	15,794,910

Expenses:
Interest on mortgage	4,401,138	4,129,500
Supervisory services, to a related party	716,450	980,949
Depreciation of building improvements and equipment	1,650,660	1,580,894
Amortization of leasing commissions	529,281	427,335
Amortization of mortgage refinancing costs	211,109	211,108
Fees for special services, including amounts paid to a related party	-	77,768
Miscellaneous	350	509

TOTAL EXPENSES	7,508,988	7,408,063

NET INCOME	$ 6,516,570	$ 8,386,847

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each year	$ 9,309	$ 11,981

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

                                                                                                                    Members'

                                     Members'          Share of                                         Deficiency

                                       Deficiency         Net Income                                   December 31,

                                                  January 1, 2008    For Year          Distributions                2008

Year Ended December 31, 2008:

Peter L. Malkin Group                       $(1,705,680)         $930,939       $1,030,293        $ (1,805,034)

Thomas N. Keltner, Jr.Group               (1,705,679)           930,939       1,030,293          (1,805,033)

Peter L. Malkin Group                        (1,705,678)           930,938        1,030,293          (1,805,033)

Anthony E. Malkin Group                   (1,705,678)           930,938        1,030,293           (1,805,033)

Peter L. Malkin Group                       (1,705,678)           930,938        1,030,293            (1,805,033)

Peter L. Malkin Group                       (1,705,679)          930,939        1,030,293             (1,805,033)

Peter L. Malkin Group                       (1,705,681)          930,939        1,030,293            (1,805,035)

TOTALS                                 $(11,939,753)    $6,516,570     $7,212,051           $(12,635,234)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2007	For Year	Distributions	2007

Year Ended December 31, 2007:

Peter L. Malkin Group (formerly Jack Feirman)	$(1,533,437)	$1,198,121	$1,370,364	$ (1,705,680)

Thomas N. Keltner Jr. Group (formerly Mark Labell )	(1,533,437)	1,198,121	1,370,363	(1,705,679)

Peter L. Malkin Group (formerly Fred Posniak)	(1,533,436)	1,198,121	1,370,363	(1,705,678)

Anthony E. Malkin Group	(1,533,436)	1,198,121	1,370,363	(1,705,678)

Peter L. Malkin Group	(1,533,436)	1,198,121	1,370,363	(1,705,678)

Peter L. Malkin Group (formerly Scott D. Malkin )	(1,533,437)	1,198,121	1,370,363	(1,705,679)

Peter L. Malkin Group (formerly Thomas N. Keltner Jr.)	(1,533,439)	1,198,121	1,370,363	(1,705,681)

TOTALS	$(10,734,058)	$8,386,847	$9,592,542	$(11,939,753)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

	2008	2007

Cash flows from operating activities:
Net income	$6,516,570	$8,386,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	1,650,660	1,580,894
Amortization of leasing commissions	529,281	427,335
Amortization of mortgage refinancing costs	211,109	211,108
Changes in operating assets and liabilities:
Leasing commissions	-	(1,815,665)
Accrued mortgage interest and other accrued expenses	(7,721)	77,874

Net cash provided by operating activities	8,899,899	8,868,393
Cash flows from investing activities:
Purchase of building improvements and equipment	(4,142,869)	(7,187,265)
Change in restricted cash for payment of building improvement costs	6,547,678	(4,221,766)

Net cash provided by (used in) investing activities	2,404,809	(11,409,031)

Cash flows from financing activities:
Proceeds from mortgage refinancing	-	18,000,000
Repayment of first mortgage payable	(1,685,420)	(676,182)
Decrease in due to lessee	(1,328,175)	(5,141,499)
Cash distributions to participants	(7,212,051)	(9,592,542)
Net cash provided by (used in) financing activities	(10,225,646)	2,589,777
Net increase in cash and cash equivalents	1,079,062	49,139

Cash and cash equivalents, beginning of year	273,665	224,526
CASH AND CASH ECASH AND CASH EQUIVALENTS, END OF YEAR	$1,352,727	$273,665

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4,408,638	$4,052,409

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1.

Business Activity

60 East 42nd St. Associates L.L.C. ("Associates") is a limited liability company owning commercial property at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.  The property, known as the "Lincoln Building", is leased (the “Lease”) to Lincoln Building Associates L.L.C. (the "Lessee").

2.

Summary of Significant Accounting Policies

      a.   Cash and Cash Equivalents:

Cash and cash equivalents include investments in a money market fund and all highly liquid debt instruments with an original maturity of three months or less when acquired.

b. Land, Buildings, Building Improvements, Equipment and Depreciation:

Real estate, consisting of land, buildings, building improvements and equipment, is stated at cost.  The building and the building improvements are depreciated using the straight-line method over their estimated useful lives of 39 years. The buildings with a cost of $16,960,000 and building improvements with a cost of $1,574,135 at December 31, 2008 have been fully depreciated.

In connection with the building improvements program which began in 1999 (Note 11), costs totaling $64,412,520 have been incurred through December 31, 2008 for new building improvements ($64,282,520) and equipment ($130,000) which have been put into service.

c.

Mortgage Refinancing Costs, Leasing Commissions and Amortization:

Mortgage refinancing costs are being amortized ratably over the term of the mortgage.

Leasing commissions (incurred in connection with the building improvements program) represent reimbursements to the Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

      d.   Valuation of Long-Lived Assets:

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

                       e.   Revenue Recognition:

Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Additional rent represents a fixed amount of the Lessee’s net operating income, as defined, in each lease year and is recorded ratably over the twelve month period. Further additional rent, which is based on the net operating profit of the Lessee, as defined, is recorded by Associates when such amounts become determinable.

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

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels. Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

g.

Income Taxes:

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates taxable income or loss is reportable by its members.

At December 31, 2008 and 2007, the reported amounts of Associates’ net assets and liabilities exceeded their tax bases by approximately $3,120,000 and $2,010,000, respectively.

3.

First Mortgage Payable

On November 29, 2004, a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws were used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Associates is required to repay the full $84,000,000 in equal payments of $507,838 applied to interest and then principal, calculated on a 25 year amortization schedule. The entire $84,000,000 has been drawn and the mortgage matures on November 5, 2014. The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

The following is a schedule of principal payments in each of the five years subsequent to December 31, 2008 and thereafter:

Year ending

December 31,

2009                                                                                          1,777,657

2010                                                                                          1,874,942

2011

1,977,551

2012

2,085,775

2013

2,199,923

Thereafter                                                                                 71,722,550

                                                                                                $81,638,398

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates’ mortgage debt based on available market information was $77,400,000 and $82,200,000 at December 31, 2008 and December 31, 2007, respectively.

4.

Related Party Transactions – Rent Income

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

Advances of additional rent are billed to and advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $87,817 throughout each year. Since it is not practicable to estimate total additional rent for the lease year ending on the ensuing September 30 th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes further additional rent when earned from the Lessee at the close of the lease year ending September 30 th.

Rent income, including total additional rent based on operating profits subject to additional rent, reported by the Lessee of $14,761,201 and $20,599,563 for 2008 and 2007, respectively, was comprised as follows:

	2008	2007
Basic rent income	$6,050,507	$4,618,963
Advance of additional rent	1,053,800	1,053,800
Further additional rent	6,853,701	9,772,882
Total additional rent	7,907,501	10,826,682
Rent income	$13,958,008	$15,445,645

As a result of its revenue recognition policy, rental income for the year ending December 31 st includes the advances of additional rent income received from October 1st to December 31 st but does not include any portion of further additional rent based on the Lessees’ operations during that period.

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

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending

December 31,

2009

  6,120,000

2010

  6,120,000

                2011                                                                               6,120,000

2012

                          6,120,000

2013

  6,120,000

Thereafter                                                                       5,550,000

                                                                                    $36,150,000

Real estate taxes paid directly by the Lessee for the years ended December 31, 2008 and 2007 totaled $9,166,315 and $9,001,350, respectively.

5. Related Party Transactions - Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Wien & Malkin LLC (“Wien & Malkin” or the “Supervisor”), a related party. Beneficial interests in Associates and the Lessee are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Basic fees for supervisory services are $24,000 per annum.  Wien and Malkin receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 14% per annum on the initial cash investment of $7,000,000. Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2008 and 2007 totaled $716,450 and $980,949, respectively. For tax purposes, such additional payment is treated as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Wien & Malkin’s profits interest totaled $692,450 and $956,949 for the years ended December 31, 2008 and 2007, respectively.

Wien & Malkin also serves as supervisor for the Lessee, for which it receives a basic annual fee of $180,000. For the years ended December 31, 2008 and 2007, Wien & Malkin received $140,686 and $88,490 from the Lessee in other service fees. Wien & Malkin also receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $400,000 a year. Distributions in respect of Wien & Malkin’s profits interest from the Lessee totaled $960,004 and $460,004 for the years ended December 31, 2008 and 2007, respectively.

      6.  Number of Participants

There were approximately 817 and 808 participants in the participating groups at December 31, 2008 and 2007, respectively.

7.  Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.

8.  Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2008 and 2007, based on 700 participation units outstanding during each year, consisted of the following:

Year ended December 31,
	2008	2007
Income	$9,309	$11,981
Return of capital	994	1,723
TOTAL DISTRIBUTIONS	$10,303	$13,704

                 9.  Concentration of Credit Risk

Associates maintains cash and cash equivalents in a bank, a money market fund (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin. The Federal Deposit Insurance Corporation (“FDIC”) insures each account up to $250,000, effective October 3, 2008. In addition, under the FDIC’s Transaction Account Guarantee Program, through December 31, 2009, all noninterest-bearing accounts are fully guaranteed by the FDIC for the entire amount in the account. At December 31, 2008, the bank account, other than the distribution account, is fully insured. The money market funds extended their participation to April 30, 2009 in the Temporary Guarantee Program for Money Market Funds established by the U.S. Treasury Department under which the U.S. Treasury guarantees that investors receive $1 for each money market fund share held up to the amount held as of September 19, 2008. As the funds in the money market account at September 19, 2008 were less than at December 31, 2008, there is an uninsured balance of  approximately $200,000. The funds (approximately $87,000 at December 31, 2008) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2009.

              10.  Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Associates’ allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.  As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

11. Building Improvements Program and Agreement to Extend Lease

In 1999, the participants of Associates and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the participants of Associates and the Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the Lease beyond 2083, based on the net present benefit to Associates of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of December 31, 2008, Associates had incurred costs related to the Program of $64,412,520 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Associates and the members in Lessee have approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the mortgage to up to $100,000,000. The balance of the costs of the Program will be financed by the $16,000,000 of increased financing previously approved, assuming such financing is available and Lessee’s operating cash flow.

The Lessee is financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the fee mortgage (Note 3), and (4) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any further additional rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming further additional rent continues to be earned. The 1999 consent authorized the members of Associates who act as agents for the participant investors (the "Agents") to give additional extension rights to the Lessee beyond the September 30, 2033 expiration date (Note 4) to September 30, 2083 upon completion of the Program, and to later date(s) for consideration and upon such terms as the Agents deem appropriate for the benefit of Associates.

SCHEDULE III

60 EAST 42nd ST. ASSOCIATES L.L.C

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2008

Column

A

Description

Land, buildings and building improvements

and equipment situated at 60 East 42 nd Street

and 301 Madison Avenue, New York, N.Y.

B

Encumbrances -

Prudential Insurance Company at December 31, 2008

 $81,638,398

C

Initial cost to company

Land

$  7,240,000

Buildings

$16,960,000

D

Cost capitalized subsequent to acquisition

Building improvements and equipment

$65,986,655

Carrying costs

$       None

E

Gross amount at which carried at close of period

Land

$  7,240,000

Buildings, building improvements and equipment

  82,946,655

Total

$90,186,655(a)

F

Accumulated depreciation

$25,749,836(b)

G

Date of construction

1930

H

Date acquired

October 1, 1958

I

Life on which depreciation in latest income

statements is computed

39 years for building improvements

and 7 years for equipment

(a)

Gross amount of real estate

Balance at January 1, 2007

$84,670,331

Purchase of building improvements and equipment and construction in progress (expenditures advanced by Lessee, a related party, and recorded by Associates):

F/Y/E 12/31/07

$5,516,324

12/31/08

                 -

  5,516,324

Balance at December 31, 2008

$90,186,655

The costs for federal income tax purposes are the same as for financial statement purposes.

(b)

Accumulated depreciation

Balance at January 1, 2007

$22,518,282

Depreciation:

F/Y/E 12/31/07

 $1,580,894

12/31/08

  1,650,660

  3,231,554

Balance at December 31, 2008

$25,749,836

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

 FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in 60 East 42nd St. Associates L.L.C. (a limited liability company):

We have audited the accompanying balance sheet of 60 East 42nd St. Associates L.L.C. ("Associates") as of December 31, 2008, and the related statements of income, members' deficiency and cash flows for the year then ended.  These financial statements are the responsibility of Associates' management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolin, Winer & Evens LLP

Garden City, New York

April 29, 2009

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEET

DECEMBER 31, 2008

Assets
Real estate at 60 East 42nd Street and
301 Madison Avenue, New York City:
Buildings	$16,960,000
Less: Accumulated depreciation	16,960,000	$ -

Building improvements and equipment	65,986,655
Less: Accumulated depreciation	8,789,836	57,196,819
Land		7,240,000
Total real estate, net		64,436,819

Cash and cash equivalents:
Cash in bank	23,738
Distribution account held
by Wien & Malkin LLC, a related party	87,202
Fidelity U.S. Treasury Income Portfolio	1,241,787	1,352,727

Leasing commissions	4,109,821
Less: Accumulated amortization	1,431,113	2,678,708

Mortgage refinancing costs	2,111,087
Less: Accumulated amortization	861,563	1,249,524

Total assets		$ 69,717,778

Liabilities and members' deficiency
Liabilities:
First mortgage payable		$ 81,638,398
Accrued mortgage interest		363,291
Payable to lessee, a related party		585
Building improvement costs payable		350,037
Accrued expenses		701

Total liabilities		83,353,012
Commitments and contingencies		-

Members' deficiency		(12,635,234)

Total liabilities and members' deficiency		$ 69,717,778

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2008

Revenue:
Basic rental income		$ 6,050,507
Advances of additional rental income	$1,053,800
Further additional rental income	6,853,701	7,907,501
Dividend income		67,550
Total revenue		14,025,558

Expenses:
Interest on mortgage	$4,401,138
Supervisory services	716,450
Depreciation of building improvements and equipment	1,650,660
Amortization of leasing commissions	529,281
Amortization of mortgage refinancing costs	211,109
Miscellaneous	350
Total expenses		7,508,988

Net income		$ 6,516,570

Earnings per $10,000 participation unit, based upon
700 participation units outstanding	$9,309

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

YEAR ENDED DECEMBER 31, 2008

Members' deficiency, January 1, 2008		$ (11,939,753)

Add, Net income for the year ended
December 31, 2008		6,516,570

		(5,423,183)
Less, Distributions:
Monthly distributions, January 1, 2008
through December 31, 2008	$1,046,420

Distribution on November 30, 2008
of additional rent for the lease year
ended September 30, 2008	6,165,631	7,212,051

Members' deficiency, December 31, 2008		$ (12,635,234)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008

Cash flows from operating activities:

Net income	$ 6,516,570

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of building improvements and equipment	1,650,660
Amortization of leasing commissions	529,281
Amortization of mortgage refinancing costs	211,109
Change in accrued mortgage interest and other accrued expenses	(7,721)

Net cash provided by operating activities	8,899,899

Cash flows from investing activities:

Payments for building improvements and equipment	(4,142,869)
Change in restricted cash for payment of building improvement costs	6,547,678

Net cash provided by investing activities	2,404,809

Cash flows from financing activities:

Repayment of first mortgage payable	(1,685,420)
Decrease in due to lessee	(1,328,175)
Cash distributions to participants	(7,212,051)

Net cash used in financing activities	(10,225,646)

Net increase in cash and cash equivalents	1,079,062

Cash and cash equivalents at beginning of year	273,665
Cash and cash equivalents at end of year	$ 1,352,727

Supplemental disclosure of cash flow information:
Cash paid in 2008 for interest	$ 4,408,638

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.

Business Activity

60 East 42nd St. Associates L.L.C. ("Associates") is a New York State limited liability company owning commercial property at 60 East 42 nd Street and 301 Madison Avenue, New York, N.Y.  The property, known as the "Lincoln Building," is leased (the “Lease”) to Lincoln Building Associates L.L.C. (the "Lessee").

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

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels. Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

Land, Building, Building Improvements, Equipment and Depreciation

Land, building, building improvements and equipment are stated at cost.  The building and building improvements are depreciated using the straight-line basis over their estimated useful life of 39 years. The building with a cost of $16,960,000 and building improvements with a cost of $1,574,135 at December 31, 2008 have been fully depreciated.

In connection with the building improvements program which began in 1999 (Note 8), costs totaling $64,412,520 have been incurred through December 31, 2008 for new building improvements ($64,282,520) and equipment ($130,000) which have been put into service.

Mortgage Refinancing Costs, Leasing Commissions and Amortization

Mortgage refinancing costs are being amortized ratably over the term of the mortgage.

Leasing commissions (incurred in connection with the building improvements program) represent reimbursements to the Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

Revenue Recognition

Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Additional rent represents a fixed amount of the Lessee’s net operating profit, as defined, in each lease year and is recorded ratably over the twelve month period. Further additional rent, which is based on the net operating profit of the Lessee, as defined, is recorded by Associates when such amount becomes determinable.

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

At December 31, 2008, the reported amounts of Associates’ net assets and liabilities exceeded their tax bases by approximately $3,120,000.

3.

First Mortgage Payable

On November 29, 2004, a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and a second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws were used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Associates is required to repay the full $84,000,000 in equal payments of $507,838 applied to interest and principal, calculated on a 25 year amortization schedule. The entire $84,000,000 has been drawn and the mortgage matures on November 5, 2014.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

The following is a schedule of principal payments in each of the five years subsequent to December 31, 2008 and thereafter:

Year ending
December 31,
2009	$1,777,657
2010	1,874,942
2011	1,977,551
2012	2,085,775
2013	2,199,923
Thereafter	71,722,550
$81,638,398

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates’ mortgage debt based on available market information is approximately $77,400,000 as of December 31, 2008.

4.

Rental Income

Associates does not operate the property (Note 1). It leases the property to the Lessee pursuant to an operating lease as modified, which is currently set to expire on September 30, 2033. The Lease, as modified, provides for an annual basic rent equal to the sum of the constant annual mortgage charges on all mortgages, plus $24,000 for supervisory services.

Real estate taxes paid directly by the Lessee totaled $9,166,315 for the year ended December 31, 2008.

In accordance with the Eighth Lease Modification Agreement dated November 29, 2004, basic rent was increased to cover debt service on the $84,000,000 first mortgage. The basic rent will be increased or decreased upon the refinancing of the mortgage provided that the aggregate principal balance of all mortgages now or hereafter placed on the property does not exceed $84,000,000 plus refinancing costs.

The Lease, as modified, also provides for payments of total additional rent, as follows:

1.

Advances of additional rent are payable in equal monthly installments totaling an amount equal to the lesser of  $1,053,800 ($87,817 per month) or the defined net operating profit of the Lessee during the preceding fiscal year ended September 30 th (the “lease year”); and

2.

Further additional rent is payable in an amount equal to 50% of the Lessee's remaining net operating profit, as defined, in each lease year.

Advances of additional rent are billed to and advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $87,817 throughout each year. Since it is not practicable to estimate total additional rent for the lease year ending on the ensuing September 30 th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes further additional rent when earned from the Lessee at the close of the lease year ending September 30 th. For the lease year ended September 30, 2008, total additional rent was $7,907,501, based on an operating profit subject to additional rent reported by the Lessee of $14,761,201 and, accordingly, Associates recognized advances of additional rental income of $1,053,800 and further additional rent of $6,853,701 for the year ended December 31, 2008. As a result of its revenue recognition policy, rental income for the year ending December 31 st includes the advances of additional rent income received from October 1st to December 31 st but does not include any portion of further additional rent based on the Lessee’s operations during that period.

Under the building improvement program (Note 8), the increase in debt service attributable to an increase in the mortgage is funded by a corresponding increase in basic rent payable by the Lessee.

The Lessee may surrender the lease at the end of any month, upon sixty days’ prior written notice; the liability of the Lessee will end on the effective date of such surrender.

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending
December 31,
2009	$6,120,000
2010	6,120,000
2011	6,120,000
2012	6,120,000
2013	6,120,000
Thereafter	5,550,000
$36,150,000

5.

Related Party Transactions

a.

Rental income

All rental income is received by Associates from Lessee, a related party.

b.

Supervisory and other services

Supervisory and other services are provided to Associates by Wien & Malkin LLC (“Wien & Malkin” or the “Supervisor”), a related party. Beneficial interests in Associates and Lessee are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Basic fees for supervisory services are $24,000 per annum. Wien & Malkin receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 14% per annum on the initial cash investment of $7,000,000. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each participant’s distributive share of reportable income and cash distributions. Distributions in respect of Wien & Malkin’s profits interest totaled $692,450 for 2008.

Wien & Malkin also serves as supervisor for the Lessee, for which it receives a basic annual fee of $180,000. For 2008, Wien & Malkin received $140,686 from Lessee in other service fees. Wien & Malkin receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $400,000 a year. Distributions in respect of Wien & Malkin’s profits interest from the Lessee totaled $960,004 for the year ended December 31, 2008.

6.

Concentration of Credit Risk

Associates maintains cash and cash equivalents in a bank, a money market fund (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin. The Federal Deposit Insurance Corporation (“FDIC”) insures each account up to $250,000, effective October 3, 2008. In addition, under the FDIC’s Transaction Account Guarantee Program, through December 31, 2009, all noninterest-bearing accounts are fully guaranteed by the FDIC for the entire amount in the account. At December 31, 2008, the bank account, other than the distribution account, is fully insured. The money market funds extended their participation to April 30, 2009 in the Temporary Guarantee Program for Money Market Funds established by the U.S. Treasury Department under which the U.S. Treasury guarantees that investors receive $1 for each money market fund share held up to the amount held as of September 19, 2008. As the funds in the money market account at September 19, 2008 were less than at December 31, 2008, there is an uninsured balance of  approximately $200,000. The funds (approximately $87,000 at December 31, 2008) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2009.

7.

Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Associates’ allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in its financial statements.  As a result of the August 29, 2006 settlement agreement, which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

8.

Building Improvements Program and Agreement to Extend Lease

In 1999, the participants of Associates and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the participants of Associates and the Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the Lease beyond 2083, based on the net present benefit to Associates of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the

Lessee’s operating cash flow. As of December 31, 2008, Associates had incurred costs related to the Program of $64,412,520 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Associates and the members in Lessee have approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the mortgage to up to $100,000,000. The balance of the costs of the Program will be financed by the $16,000,000 of increased financing previously approved, assuming such financing is available and Lessee’s operating cash flow.

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

LINCOLN BUILDING ASSOCIATES L.L.C.

FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007

LINCOLN BUILDING ASSOCIATES L.L.C.

CONTENTS

Report of Independent Accountants

1

Financial Statements:

Balance Sheets

2

Statements of Operations

3

Statements of Changes in Members’ Equity

4

Statements of Cash Flows

5

Notes to Financial Statements

6 - 12

                                                                                                                                                                                                                [LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

Report of Independent Accountants

Members

Lincoln Building Associates L.L.C.

New York, New York

We have audited the accompanying balance sheets of Lincoln Building Associates L.L.C. (a New York limited liability company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the management of Lincoln Building Associates L.L.C.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Building Associates L.L.C. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolin, Winer & Evens LLP

Garden City, New York

May 13, 2009

1

LINCOLN BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,

2008

2007

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold improvements	$ 12,430,123	$ 11,841,505
Subtenant improvements	5,392,943	2,798,873
Equipment	158,132	158,132
	17,981,198	14,798,510
Less accumulated depreciation and amortization	6,045,873	4,772,784

Net Property	11,935,325	10,025,726

Other Assets:
Cash and cash equivalents (Note 2)	15,470,679	15,340,585
Cash - restricted - tenants’ security deposits	5,005,435	5,013,200
Rent receivable - net (Note 2)	764,908	1,277,180
Unbilled rent receivable - net (Note 2)	5,543,307	5,502,567
Due from Lessor (Note 5)	-	1,248,325
Due from managing agent (Note 7)	608,499	1,193,443
Prepaid expenses	5,162,357	4,611,523
Deferred charges, net of accumulated
amortization (Notes 2 and 4)	3,122,933	2,520,283

Total Assets	$ 47,613,443	$ 46,732,832

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 1,637,000	$ 1,195,501
Accrued additional rent due Lessor (Note 5)	2,430,802	1,932,438
Tenants’ security deposits payable	5,006,463	5,026,181
Deferred income (Note 2)	1,562,911	1,561,060

Total Liabilities	10,637,176	9,715,180

Commitments (Note 5)	-	-

Members’ Equity (Note 3)	36,976,267	37,017,652

Total Liabilities and Members’ Equity	$ 47,613,443	$ 46,732,832

The accompanying notes are an integral part of these statements.

2

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF OPERATIONS

Years Ended December 31,

2008

2007

Income (Notes 2, 5 and 6):
Minimum rental revenue	$ 42,345,260	$ 39,318,824
Escalations and expense reimbursements	7,684,647	9,676,047
Other income	950,644	598,393

Total Income	50,980,551	49,593,264

Operating Expenses:
Basic rent expense (Note 5)	5,970,656	4,689,825
Primary additional rent (Note 5)	1,053,804	1,053,804
Secondary overage rent (Note 5)	7,352,069	9,383,293
Real estate taxes	9,166,315	9,001,350
Payroll and related costs	7,176,814	6,466,013
Repairs and maintenance	3,455,690	3,262,452
Utilities	1,604,583	1,544,214
Management fee (Note 7)	299,934	305,436
Supervisory and other fees (Note 5)	1,169,559	708,572
Professional fees	1,175,732	918,637
Insurance	589,540	641,775
Advertising (Note 2)	308,937	321,979
Administrative	254,294	192,957
Depreciation (Note 2)	1,273,089	806,763
Amortization (Note 2)	869,135	791,728
Bad debts, net (Note 2)	580,906	470,849

Total Operating Expenses	42,301,057	40,559,647

Operating Income	8,679,494	9,033,617

Interest Income	319,117	685,676

Net Income	$ 8,998,611	$ 9,719,293

The accompanying notes are an integral part of these statements.

3

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Years Ended December 31,

2008

2007

Members’ Equity - beginning of year	$ 37,017,652	$ 31,838,355

Net Income	8,998,611	9,719,293

Distributions	(9,039,996)	(4,539,996)

Members’ Equity - end of year	$ 36,976,267	$ 37,017,652

The accompanying notes are an integral part of these statements.

4

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,

2008

2007

Cash Flows from Operating Activities:
Net income	$ 8,998,611	$ 9,719,293
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,273,089	806,763
Amortization	869,135	791,728
Net change in operating assets and liabilities:
Rent receivable	512,272	(439,647)
Unbilled rent receivable	(40,740)	(358,282)
Due from managing agent	584,944	(773,960)
Prepaid expenses	(550,834)	14,373
Other assets	-	20,975
Unfunded tenant security deposits	(11,953)	15,030
Accounts payable and accrued liabilities	441,499	300,739
Accrued additional rent due Lessor	498,364	(389,589)
Deferred income	1,851	(146,242)

Net Cash Provided by Operating Activities	12,576,238	9,561,181

Cash Flows from Investing Activities:
Property additions	(3,182,688)	(570,644)
Deferred charges - leasing commissions	(1,471,785)	(848,456)
Due from Lessor	1,248,325	5,212,360

Net Cash Provided by (Used in) Investing Activities	(3,406,148)	3,793,260

Cash Flows from Financing Activities -
Members’ distributions	(9,039,996)	(4,539,996)

Net Cash Used in Financing Activities	(9,039,996)	(4,539,996)

Net Increase in Cash and Cash Equivalents	130,094	8,814,445

Cash and Cash Equivalents - beginning of year	15,340,585	6,526,140

Cash and Cash Equivalents - end of year	$ 15,470,679	$ 15,340,585

The accompanying notes are an integral part of these statements.

5

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business

The Company was originally organized on June 14, 1954 as a general partnership in order to lease and sublease the 1,200,000 square foot office building situated at 60 East 42 nd Street, New York, New York (the “Property”).  At December 31, 2008, the Property is approximately 81% occupied.  On November 1, 2002, the Company converted from a general partnership to a New York limited liability company and is now known as Lincoln Building Associates L.L.C. (the “Company”).  Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

The Company commenced operations on June 14, 1954 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

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

The Company provides an estimated allowance for uncollectible rent receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms.  Rent receivable is shown net of an estimated allowance for doubtful accounts of $236,000 at December 31, 2008.  Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $142,000 at December 31, 2008.  Management believes no allowances were necessary at December 31, 2007.

Bad debt expense is shown net of recoveries.

Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist of a money market mutual fund (Fidelity U.S. Treasury Income Portfolio).

At times the Company has demand and other deposits with a bank in excess of federally insured limits.  The possibility of loss exists if the bank holding uninsured deposits were to fail.

The money market funds extended their participation to April 30, 2009 in the Temporary Guarantee Program for Money Market Funds established by the U.S. Treasury Department under which the U.S. Treasury guarantees that investors receive $1 for each money market fund share held up to the amount held as of September 19, 2008 (21,115,497 shares).

As of December 31, 2008 there were no cash balances at risk.

Property - Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the Company review real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.  Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount.  Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset.  No impairment loss has been recorded in the years ended December 31, 2008 and 2007.

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

Income taxes - The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements.  The Company’s taxable income or loss is reportable by its members.

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

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels.  Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

3. Members’ Equity	Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.
4. Deferred Charges

Deferred charges consist of the following as of December 31, 2008 and 2007:

2008

2007

Leasing commissions

$

17,485,708

$

16,013,923

Leasing costs

62,525

62,525

17,548,233

16,076,448

Less accumulated amortization

14,425,300

13,556,165

Total

$

3,122,933

$

2,520,283

5. Related Party Transactions

The Company has entered into a lease agreement with 60 East 42 nd St. Associates L.L.C. (the “Lessor”) which is currently set to expire on September 30, 2033.  The Company (the “Lessee”) may terminate the lease on 60 days prior written notice without any further liability.

The lease provides for an annual basic rent equal to the sum of the constant annual mortgage charges incurred on all mortgages by the Lessor, plus $24,000 for supervisory services.

The lease also provides for additional rent, as follows:

1)

Primary additional rent equal to the first $1,053,800 of Lessee’s net operating income, as defined, in each lease year.

2)

Secondary additional rent equal to 50% of the Lessee’s remaining net operating income, as defined, in each lease year.

The lease further provides for recoupment by the Lessee of advances in future lease years resulting from any overpayment of primary additional rent in any year.

In addition to the above, the Lessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

As of December 31, 2008 and 2007, the accrued additional rent due Lessor was $2,430,802 and $1,932,438, respectively.

During 1999, the Company and the Lessor entered into a building improvements program (the “Program”) whereby the Lessor would obtain financing to fund improvements to the Property.  To induce the Company to approve the Program, the Lessor agreed to grant the Company, upon completion of the Program, the right to further extensions of the lease to 2083.  In accord with the 2004 consent program, the Program was further increased to up to $100,000,000.  Such increase would extend the lease beyond 2083, based on the net present benefit to the Lessor of the improvements made.  On November 29, 2004, Lessor obtained a new first mortgage of $84,000,000 (the “Loan”), of which $40,000,000 was used to repay the existing first and second mortgages.  The balance will be used to complete currently estimated costs for existing and enhanced new improvement programs, including additional funds for projected tenant installation and leasing commissions.  The Lessor and Lessee approved the increased program with refinancing of up to $100,000,000, leaving provision for an additional $16,000,000 for possible future financing, assuming such financing is available.

The Company is financing the Program and billing the Lessor for the costs incurred.  The Program (1) grants the ownership of the improvements to the Lessor and acknowledges the Lessor’s intention to finance them through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by the Lessor from an equivalent increase in the basic rent paid by the Company.  Since any further additional rent will be decreased by one-half of that amount, the net effect of the lease modification is to have the Company and the Lessor share the costs of the Program equally, assuming the Company continues to be obligated to pay further additional rent.

The Loan is scheduled to mature on November 5, 2014.  The Loan bears interest at 5.34% per annum, payable monthly in arrears.  Commencing August 5, 2007, the Loan requires equal monthly payments of $507,838 applied first to interest at 5.34% per annum, and then principal based on a 25-year amortization period.  No prepayment fee shall be due if the Loan is prepaid during the final 60 days prior to the maturity date.

The following is a schedule of future minimum rental payments as of December 31, 2008 (based on the current amount of the Lessor’s outstanding mortgage obligations and assuming the Company does not surrender the lease):

Year ending December 31,

2009

$

6,120,000

2010

6,120,000

2011

6,120,000

2012

6,120,000

2013

6,120,000

Thereafter

5,550,000

$

36,150,000

As of December 31, 2008, the Lessor had incurred costs related to the Program of approximately $64,400,000 and estimates that costs upon completion will be approximately $100,000,000.  The Lessor has funded and capitalized leasing commissions totaling $4,109,821 as of December 31, 2008.

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

Fees and payments to Wien & Malkin LLC are as follows:

Years Ended December 31,

2008

2007

Basic supervisory fees

$

180,000

$

180,000

Service fee on investment income

29,555

68,568

Profits interest

960,004

460,004

Total

$

1,169,559

$

708,572

Wien & Malkin receives an additional payment from the Company equal to 10% of distributions in excess of $400,000 a year.  For tax purposes such additional payment is treated as a profits interest and Wien & Malkin is treated as a member.  Distributions in respect of Wien & Malkin’s profits interest totaled $960,004 and $460,004 for the years ended December 31, 2008 and 2007, respectively.  In addition, other fees and disbursements to Wien & Malkin were $111,131 and $19,922 for the years ended December 31, 2008 and 2007, respectively.

For administration and investment of the Company’s supervisory account, Wien & Malkin has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.5% of the account balance), which fee totaled $29,555 and $68,568 for the years ended December 31, 2008 and 2007, respectively.  Accrued fees of $29,555 and $68,568 were outstanding as of December 31, 2008 and 2007, respectively.

Wien & Malkin also serves as supervisor for the Company’s Lessor and receives from the Lessor a basic annual fee and a fee based on distributions to its investors.  Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Wien & Malkin is a tenant of the Company at the Property.  Its office lease was renewed prior to 2008-2009 expiration for a ten-year term from October 2006 through September 2016.  The new rent, which is roughly equivalent to the current, fully escalated rental rate, was determined by taking a recent transaction at the Property and reducing the rent by the costs not incurred by the Company in the Wien & Malkin renewal (as the Wien & Malkin renewal involves no free rent, base building work, tenant installation allowance, or commission paid to any broker).  Wien & Malkin also surrendered its semi-annual cancellation right until October 2009, thereby reducing the Property’s substantial rollover exposure in 2007 through April 2009.  Electricity is now billed to Wien & Malkin via sub meter, consistent with other full floor tenants.

Following are rent payments (including escalations and expense reimbursements) made by Wien & Malkin:

      Rent Paid by Related Parties

Years Ended December 31,

2008

2007

Wien & Malkin

$

962,001

$

841,730

Peter L. Malkin, a member of Wien & Malkin LLC, was elected to the Board of the Grand Central Partnership, Inc. for a two-year term commencing January 1, 2007 and re-elected for another two-year term commencing January 1, 2009.  The Grand Central Partnership is a month-to-month tenant in the Property commencing March 1, 1998 for 206 rentable square feet at an annual rental of $1,200.  The lease to the Grand Central Partnership is on the same terms and conditions as other space it had previously occupied in the building under a lease dated July 24, 1997.

6. Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2008 are as follows:

Years ending December 31,

2009

$

39,790,000

2010

33,780,000

2011

28,810,000

2012

24,270,000

2013

17,990,000

Thereafter

38,100,000

$

182,740,000

The above table includes $6,135,000 from Wien & Malkin LLC.

7. Management Fee

The Company has engaged Newmark Knight Frank to lease and manage the Property.  Pursuant to the management agreement, the management fee is equal to 1% of total collected proceeds per month with a cap of $350,000 per annum (which is reduced by the service fee on interest income earned on tenants’ security deposits).  For the years 2008 and 2007, the management fee totaled $299,934 and $305,436, respectively.

A portion of the Company’s cash is held in accounts in the custody of the managing agent.  These amounts are shown as “Due from managing agent.”

8. Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans.  The plans cover all of the Company’s janitorial and engineering employees who are members of the union.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  The Company incurred pension expense (which is included in payroll and related costs) of approximately $225,000 and $190,000 for the years ended December 31, 2008 and 2007, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability.  Management has no intention of undertaking any action which could subject the Company to the obligation.