Form 10-Q
period 2009-03-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2009-08-06
CIK 90794

60 East 42nd St. Associates L.L.C.

March 31, 2009

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Smaller Reporting Company [X]

60 East 42nd St. Associates L.L.C.

March 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	March 31, 2009	December 31, 2008
Real estate:
Buildings	$16,960,000	$16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	65,986,655	65,986,655
Less, accumulated depreciation	9,202,256	8,789,836
	56,784,399	57,196,819
Land	7,240,000	7,240,000
Total real estate, net	64,024,399	64,436,819
Cash and cash equivalents	1,303,761	1,352,727
Receivable from participants re: NYS estimated tax	18,115	-
Leasing commissions	4,109,821	4,109,821
Less, accumulated amortization	1,596,322	1,431,113
	2,513,499	2,678,708

Mortgage refinancing costs	2,111,087	2,111,087
Less, accumulated amortization	914,340	861,563
	1,196,747	1,249,524
Total assets	$69,056,521	$69,717,778

Liabilities and Members’ Deficiency:
Liabilities:
First mortgage payable	$81,202,824	$81,638,398
Payable to lessee	585	585
Building improvement costs payable	350,037	350,037
Accrued mortgage interest and other expenses	361,353	363,992
Total liabilities	81,915,649	82,353,012
Commitments and contingencies	-	-
Members’ deficiency	(12,858,278)	(12,635,234)
Total liabilities and members’ deficiency	$69,056,521	$69,717,778

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2009

60 East 42 nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31
	2008	2007
Revenues:
Rent income, from a related party	$ 1,529,514	$ 1,490,425
Advance of additional rent income	263,450	263,450
Total rent income	1,792,964	1,753,875
Dividend income	850	39,089
Total revenues	1,793,814	1,792,964

Expenses:
Interest on mortgage	1,086,002	1,108,703
Supervisory services, to a related party	7,845	7,845
Depreciation of building improvements and equipment	412,420	412,665
Amortization of leasing commissions	165,209	131,425
Amortization of mortgage refinancing costs	52,777	52,777
Professional fees	28,000	-
Miscellaneous	3,000	350
Total expenses	1,755,253	1,713,765

Net Income	$ 38,561	$ 79,199

Income per $10,000 participation unit, based on 700 participation units outstanding during each year	$ 55.09	$ 113.14

Distributions per $10,000 participation unit consisted of the following:
Income	$ 55.09	$ 113.14
Return of capital	$ 318.63	$ 260.58
Total distributions	$ 373.72	$ 373.72

At March 31, 2009 and 2008, there were $7,000,000 of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2009

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

(Unaudited)

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2009	December 31, 2008
Members’ deficiency:
January 1, 2009	$(12,635,234)
January 1, 2008		$(11,939,753)
Add net income:
January 1, 2009 through March 31, 2009	38,561	-
January 1, 2008 through December 31, 2008	-	6,516,570
	(12,596,673)	(5,423,183)
Less distributions:
Monthly distributions:
January 1, 2009 through March 31, 2009	261,605	-
January 1, 2008 through December 31, 2008	-	1,046,420
Additional distribution on November 30, 2008	-	6,165,631
Total distributions	261,605	7,212,051
Members’ deficiency:
March 31, 2009	$(12,858,278)
December 31, 2008		$(12,635,234)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2009

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$38,561	$79,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	412,420	412,665
Amortization of leasing commissions	165,209	131,425
Amortization of mortgage refinancing costs	52,777	52,777
Change in accrued mortgage interest and other expenses	(2,639)	(2,760)

Net cash provided by operating activities	666,328	673,306

Cash flows from investing activities:
Purchase of building improvements and equipment	-	(1,030,749)
Change in restricted cash segregated for payment of building improvement costs	-	1,466,264
Change in receivable from participants	(18,115)	(44,155)

Net cash provided by (used in) investing activities	(18,115)	391,360

Cash flows from financing activities:
Decrease in due to lessee	-	(553,713)
Repayment of first mortgage payable	(435,574)	(412,974)
Distributions to participants	(261,605)	(261,605)

Net used in financing activities	(697,179)	(1,228,292)

Net change in cash and cash equivalents	(48,966)	(163,626)
Cash and cash equivalents, beginning of period	1,352,727	273,665
Cash and cash equivalents, end of period	$ 1,303,761	$ 110,039

Cash paid for:
Interest	$1,087,940	$1,110,541

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2009

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42 nd St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2009 and its results of operations and cash flows for the three months ended March 31, 2009 and 2008. Information included in the condensed balance sheet as of December 31, 2008 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2008 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to the Lincoln Building (the "Building") and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from  liability to third parties.  Registrant's members ("Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr., each of whom also acts as an agent (collectively, the “Agents") for holders of participations (“Participations”) in his respective member interest in Registrant (the "Participants").  The members in Registrant hold senior positions at Wien & Malkin LLC (“Wien & Malkin” or "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee.  See Note E below.

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

For the lease year ended September 30, 2008, Lessee reported net operating income of $14,761,205. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2008 and Further Additional Rent of $6,853,701 subsequent to September 30, 2008.  The Further Additional Rent of $6,853,701 represents 50% of the excess of the Lessee’s net operating income of $14,761,205 over $1,053,800, after deducting $3,000 for annual New York State limited liability company filing fees and $685,070 as an additional required payment to Supervisor (See Note E); the balance of $6,165,631 was distributed by Registrant to the Participants on November 30, 2008.

As a result of its revenue recognition policy, rental income for the year ending December 31 st includes the advances of Additional Rent income received from October 1st to December 31 st but does not include any portion of Further Additional Rent based on the Lessees’ operations during that period.

Note D First Mortgage Payable

On November 29, 2004, a new first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn on the Mortgage as of June 30, 2008 and matures on November 5, 2014 at which time the principal balance will be $69,600,350. The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $77,100,000 as of March 31, 2009.

The Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Mortgage is paid in full during the last 60 days of the term.

Mortgage refinancing costs of $2,111,087 were capitalized by Registrant and are being amortized ratably over the term of the Mortgage.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of March 31, 2009, the Registrant had incurred costs related to the Program of approximately $64,400,000 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee have approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the Program will be financed by the $16,000,000 of increased financing previously approved, assuming such financing is available and Lessee’s operating cash flow.

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

No remuneration was paid by Registrant during the three-month period ended March 31, 2009 to any of the Members as such.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2009 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such additional payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee.  As of March 31, 2009, Peter L. Malkin owned a member interest in Lessee.  The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee.  However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning.

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

              Financial Condition and Results of Operations

Registrant was organized for the purpose of acquiring the Property subject to an  operating lease held by Lessee.  Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services.  Registrant is required to pay from Additional Rent and Further Additional Rent an Additional Payment to Supervisor and then to distribute the balance of such Additional Rent and Further Additional Rent less any additions to reserves to the Participants. See Note C to the condensed financial statements herein. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property.  Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the three month period ended March 31, 2009, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation).  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

Total revenues increased for the three-month period ended March 31, 2009 as compared with the corresponding period of the prior year.  Such increase is the net result of an increase in Basic Rent income attributable to a reduction in dividends earned by Registrant otherwise applied against basic rent and a decrease in dividend income for the three-month period ended March 31, 2009 as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended March 31, 2009 as compared with the corresponding period of the prior year.  Such increase was the net result of a decrease in interest on the Mortgage payable by Registrant and an increase in amortization of leasing commissions, fees and miscellaneous expenses for the three-month period ended March 31, 2009 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed at March 31, 2009 as compared with March 31, 2008. The Participants of Registrant and the members in Lessee have approved increased financing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. Registrant may from time to time set cash aside for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received by the Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing.  However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$81,202,824	$1,801,492	$3,904,149	$4,343,163	$71,154,020
Interest Obligations	22,930,519	4,292,563	8,283,962	7,844,948	2,509,046
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$104,133,343	$6,094,055	$12,188,111	$12,188,111	$73,663,066

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2008.

Security Ownership

As of March 31, 2009, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of March 31, 2009, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Trusts for the benefit of members of Anthony E. Malkin's family owned of record and beneficially $40,000 of Participations.  Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Thomas N. Keltner, Jr. owned of record as trustee a $2,500 Participation for the benefit of himself and/or members of his family.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, the end of the period covered by this report, has concluded that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

(b)

Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant’s internal controls over financial reporting.

60 East 42nd St. Associates L.L.C.

March 31, 2009

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
3 (a)

Attached hereto as Exhibit 3 (c) is Registrant’s Consent and Operating Agreement dated as of November 28, 2001 as a Limited Liability Company, which incorporates by reference the Registrant’s prior Partnership Agreement, dated September 25, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 0-2670) filed as Exhibit No. 1 to Registrant’s Registration Statement on Form S-1 as amended (the “Registration Statement”), and is itself incorporated by reference as an exhibit hereto.

3 (b)

Amended Business Certificate of Registrant filed with the Clerk of New York County on November 28, 1997, reflecting a change in the Partners of Registrant, was filed as Exhibit 3(b) to Registrant’s 10-Q for the quarter ended March 31, 1998, and is incorporated by reference as an exhibit hereto.

3 (c)	Registrant’s Consent and Operating Agreement dated as of November 28, 2001
3 (d)	Certificate of Conversion of Registrant to a limited liability company dated November 28, 2001 filed with the New York Secretary of State on December 3, 2001.
24

Powers of Attorney dated October 9, 2003,  October 22, 2003 and October 23, 2003 between Partners of Registrant and Mark Labell which is filed as Exhibit 24 to Registrant’s 10-Q for the quarter ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

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

60 East 42nd St. Associates L.L.C.

March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 9, 2003, October 22, 2003 and October 23, 2003 (collectively, the “Power”).

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By:

/s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: August 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By:

/s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Dated: August 6, 2009

__________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

Exhibit 31.1

CERTIFICATIONS

I, Mark Labell, certify that:

1.

I have reviewed this report on Form 10-Q of 60 East 42 nd St. Associates L.L.C.;

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

Date: August 6, 2009

By /s/ Mark Labell

Name:

Mark Labell

Title:

Senior Vice President, Finance

Wien & Malkin LLC, Supervisor of 60 East 42 nd St. Associates L.L.C.

60 East 42nd St. Associates L.L.C.

March 31, 2009

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of 60 East 42 nd St. Associates L.L.C.;

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

Date: August 6, 2009

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Wien & Malkin LLC, Supervisor of 60 East 42 nd St. Associates L.L.C.

60 East 42nd St. Associates L.L.C.

March 31, 2009

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the supervisor* of 60 East 42 nd St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a)  or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 6, 2009

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

March 31, 2009

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the supervisor* of 60 East 42 nd St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 6, 2009

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