Form 10-Q
period 2009-09-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2010-01-04
CIK 90794

60 East 42nd St. Associates L.L.C.

September 30, 2009

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Smaller Reporting Company [X]

60 East 42nd St. Associates L.L.C.

September 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	September 30, 2009	December 31, 2008
Real estate:
Buildings	$16,960,000	$16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	65,986,655	65,986,655
Less, accumulated depreciation	10,027,096	8,789,836
	55,959,559	57,196,819
Land	7,240,000	7,240,000
Total real estate, net	63,199,559	64,436,819
Cash and cash equivalents	889,521	1,352,727
Receivable from lessee	2,490,139	-
Receivable from participants re: NYS estimated tax	89,960	-
Leasing commissions	4,109,821	4,109,821
Less, accumulated amortization	1,846,074	1,431,113
	2,263,747	2,678,708

Other assets	320,000	-

Mortgage refinancing costs	2,127,087	2,111,087
Less, accumulated amortization	1,019,894	861,563
	1,107,193	1,249,524
Total assets	$70,360,119	$69,717,778

Liabilities and Members’ Deficiency:
Liabilities:
First mortgage payable	$80,314,074	$81,638,398
Payable to lessee	-	585
Accrued supervisory fees	237,741	-
Building improvement costs payable	350,037	350,037
Accrued mortgage interest and other expenses	357,398	363,992
Total liabilities	81,259,250	82,353,012
Commitments and contingencies	-	-
Members’ deficiency	(10,899,131)	(12,635,234)
Total liabilities and members’ deficiency	$70,360 ,119	$69,717,778

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

September 30, 2009

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Basic rent income, from a related party	$ 1,529,514	$ 1,522,073	$4,588,543	$4,523,412
Advance of additional rent income from a related party	263,450	263,450	790,350	790,350
Further additional rent from a related party	2,490,139	6,853,701	2,490,139	6,853,701
Total rent income	4,283,103	8,639,224	7,869,032	12,167,463
Dividend income	300	7,441	1,774	65,131
Total revenues	4,283,403	8,646,665	7,870,806	12,232,594
Expenses:
Interest on mortgage	1,074,189	1,097,504	3,240,326	3,309,347
Supervisory services, to a related party	7,845	7,845	23,535	23,535
Additional payment for services to supervisor, a related party	237,741	685,070	237,741	685,070
Depreciation of building improvements and equipment	412,420	412,665	1,237,260	1,237,995
Amortization of leasing commissions	123,161	132,881	414,961	397,187
Amortization of mortgage refinancing costs	52,777	52,777	158,331	158,332
Fees and miscellaneous	3,708	0	37,734	350
Total expenses	1,911,841	2,388,742	5,349,888	5,811,816
Net Income	$2,371,562	$6,257,923	$2,520,918	$6,420,778
Income per $10,000 participation unit, based on 700 participation units outstanding during each period	$3,387.94	$8,939.89	$3,601.31	$9,172.54
Distributions per $10,000 participation unit consisted of the following: Income	$373.72	$373.72	$1,121.16	$1,121.16
Return of capital Total distributions	0 $373.72	0 $373.72	0 $1,121.16	0 $1,121.16

At September 30, 2009 and 2008, there were 700 units (at $10,000 per unit) of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

September 30, 2009

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

                         (Unaudited)

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2009	December 31, 2008
Members’ deficiency:
January 1, 2009	$(12,635,234)
January 1, 2008		$(11,939,753)
Add net income:
January 1, 2009 through September 30, 2009	2,520,918	-
January 1, 2008 through December 31, 2008	-	6,516,570
	(10,114,316)	(5,423,183)
Less distributions:
Monthly distributions:
January 1, 2009 through September 30, 2009	784,815	-
January 1, 2008 through December 31, 2008	-	1,046,420
Additional distribution on November 30, 2008	-	6,165,631
Total distributions	784,815	7,212,051
Members’ deficiency:
September 30, 2009	$(10,899,131)
December 31, 2008		$(12,635,234)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

September 30, 2009

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Month Ended September 30, 2008
Cash flows from operating activities:
Net income	$2,520,918	$6,420,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	1,237,260	1,237,995
Amortization of leasing commissions	414,961	397,187
Amortization of mortgage refinancing costs	158,331	158,332
Changes in operating assets and liabilities:
Change in further additional rent due from lessee	(2,490,139)	(6,853,701)
Change in accrued additional payment to supervisor	237,741	685,070
Change in accrued mortgage interest and other expenses	(6,594)	(6,510)

Net cash provided by operating activities	2,072,478	2,039,151

Cash flows from investing activities:
Purchase of building improvements and equipment	-	(4,142,869)
Change in restricted cash for payment of building improvement costs	-	6,547,678
Change in receivable from participants	(89,960)	(154,496)

Net cash provided by (used in) investing activities	(89,960)	2,250,313

Cash flows from financing activities:
Decrease in due to lessee	(585)	(1,363,790)
Repayment of first mortgage payable	(1,324,324)	(1,255,609)
Distributions to participants	(784,815)	(784,815)
Change in other assets	(320,000)	-
Payments for financing costs	(16,000)	-

Net cash used in financing activities	(2,445,724)	(3,404,214)

Net increase (decrease) in cash and cash equivalents	(463,206)	885,250
Cash and cash equivalents, beginning of period	1,352,727	273,665
Cash and cash equivalents, end of period	$889,521	$1,158,915

Cash paid for:
Interest	$3,246,219	$3,314,934

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

September 30, 2009

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42 nd St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2009 and its results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. Information included in the condensed balance sheet as of December 31, 2008 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2008 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any interim period or the full year.

Note B Recent Accounting Pronouncements

In May 2009, the FASB issued ASC Topic 855 (formerly SFAS No. 165, Subsequent Events).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Registrant adopted ASC Topic 855 during the second quarter of 2009.

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles , which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. The codification did not change GAAP but reorganizes the literature.  Pursuant to the provisions of FASB ASC Topic 105, we have updated references to GAAP in our financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC Topic 105 did not impact our financial position or results of operations.

Note C Organization

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to One Grand Central Place, formerly known as the Lincoln Building, at the address 60 East 42nd Street, New York, New York (the “Building”) and the land thereunder (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties.  Registrant's members ("Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr., each of whom also acts as an agent (collectively, the “Agents") for holders of participations (“Participations”) in his respective member interest in Registrant (the "Participants").  The members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee.  See Note F below.

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

The Lease provides that Lessee is required to pay rent to Registrant as follows:

(i)

annual basic rent ("Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant annual mortgage charges on all mortgages. In the event of a mortgage refinancing, unless there is an increase in the mortgage balance, the annual basic rent will be modified and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event that such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgage, the basic rent shall be equal to $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgage multiplied by the principal balance of the mortgage immediately prior to the refinancing. In accordance with the Ninth Lease Modification Agreement dated November 5, 2009, Basic Rent was increased to cover debt service on a $100,000,000 first mortgage. See Note E. Basic Rent will be increased or decreased upon the refinancing of the mortgage provided that the aggregate principal balance of all mortgages now or hereafter placed on the property does not exceed $100,000,000 plus refinancing costs.

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

For the lease year ended September 30, 2009, Lessee reported net operating income of $6,034,082. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2009 and Further Additional Rent of $2,490,139 subsequent to September 30, 2009.  The Further Additional Rent of $2,490,139 represents 50% of the excess of the Lessee’s net operating income of $6,034,082 over $1,053,800. After deducting $100,000 for addition to reserves for general contingencies, $237,741 as the Additional Payment to Supervisor (See Note F), $6,000 for annual New York State filing fees and $6,734 for professional fees, the balance of $2,139,664 was distributed by Registrant to the Participants on November 30, 2009.

As a result of its revenue recognition policy, rental income for the year ending December 31 st includes the advances of Additional Rent income received from October 1st to December 31 st but does not include any portion of Further Additional Rent based on the Lessee’s operations during that period.

Note E First Mortgage Payable

On November 29, 2004, a new first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,600,350. The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $74,980,000 as of September 30, 2009.

On November 5, 2009 Registrant concluded an additional $16,000,000 loan with Prudential Insurance Company secured by a mortgage on the Property, subordinate to the First Mortgage and to be used for capital improvements. The new loan requires payments of interest at 7% per annum and principal calculated on a twenty-five year amortization schedule and is co-terminus with the Mortgage.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

Mortgage financing costs of $2,111,087 were capitalized by Registrant and are being amortized ratably over the term of the Mortgage. Additional financing costs of $16,000 were capitalized by Registrant and will be amortized ratably over the term of the loan.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of September 30, 2009, the Registrant had incurred costs related to the Program of approximately $64,400,000 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the Program will be financed by the new $16,000,000 mortgage and Lessee’s operating cash flow.

Note F Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Basic fees for supervisory services are $24,000 per annum, payable in equal monthly installments.

The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant’s independent registered public accounting firm, and distribution of related  materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for special supervisory services at hourly rates.

No remuneration was paid by Registrant during the nine-month period ended September 30, 2009 to any of the Members as such.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2009 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such additional payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note D above for a description of the terms of the Lease between Registrant and Lessee.  As of September 30, 2009, Peter L. Malkin owned a member interest in Lessee.  The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee.  However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

Note G Subsequent Events

Registrant has performed an evaluation of subsequent events through January 4, 2010, which is the date the financial statements were filed.

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

Registrant does not pay dividends. During the nine-month period ended September 30, 2009, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation).  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2009, Registrant made an additional distribution of $3,057 for each $10,000 Participation.  Such distribution is derived from Further Additional Rent paid by the Lessee subsequent to September 30, 2009 in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, annual New York State filing fees, professional fees and any additions to reserves.  See Notes D and F to the condensed financial statements herein.

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

Total revenues decreased for the three and nine-month periods ended September 30, 2009 as compared with the corresponding periods of the prior year.  Such decrease is the net result of an increase in Basic Rent income attributable to a reduction in dividends earned by Registrant otherwise applied against basic rent, a decrease in Further Additional Rent attributable to the decrease in Lessee’s profit for purposes of determining Further Additional rent and a decrease in dividend income for the three and nine-month periods ended September 30, 2009 as compared with the corresponding periods of the prior year.

Total expenses decreased for the three and nine-month periods ended September 30, 2009 as compared with the corresponding periods of the prior year.  Such decrease for the three month period was the net result of a decrease in interest on the Mortgage payable by Registrant, a decrease in the Additional Payment to Supervisor, a decrease in amortization of leasing commissions and an increase in fees and miscellaneous expenses for the three month period ended September 30, 2009 as compared with the corresponding period of the prior year. The decrease in total expenses for the nine-month period ended September 30, 2009 was the net result of a decrease in interest on the Mortgage payable by Registrant, a decrease in the Additional Payment to Supervisor and an increase in amortization of leasing commissions and an increase in fees and miscellaneous expenses as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has decreased at September 30, 2009 as compared with September 30, 2008 as a result of decreased Further Additional Rent due from the Lessee at September 30, 2009. Registrant may from time to time set cash aside for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$80,314,074	$1,850,132	$4,009,560	$4,460,423	$69,993,959
Interest Obligations	20,772,241	4,243,925	8,178,555	7,727,689	622,072
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$101,086,315	$6,094,057	$12,188,115	$12,188,112	$70,616,031

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2008.

Security Ownership

As of September 30, 2009, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of September 30, 2009, certain of the Members in Registrant held additional Participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,047 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $130,000 of Participations.  Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to him.

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, the end of the period covered by this report, has concluded that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Malkin Holdings LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings LLC and Mr. Malkin.  Malkin Holdings LLC and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements.  As a result of an August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

60 East 42nd St. Associates L.L.C.

September 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 9, 2003, October 22, 2003 and October 23, 2003 (collectively, the “Power”).

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By:

/s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Dated: January 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By:

/s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Dated: January 4, 2010

__________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

60 East 42nd St. Associates L.L.C.

September 30, 2009

Exhibit 31.1

CERTIFICATIONS

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: January 4, 2010

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

September 30, 2009

Exhibit 31.2

CERTIFICATIONS

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: January 4, 2010

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

60 East 42nd St. Associates L.L.C.

September 30, 2009

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 60 East 42 nd St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a)  or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 4, 2010

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

September 30, 2009

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 60 East 42 nd St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 4, 2010

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