Form 10-K/A
period 2008-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2010-02-02
CIK 90794

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

Yes [   ]  No [ x  ]

The aggregate market of the voting stock held by non-affiliates of the Registrant:  Not applicable.

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

Smaller Reporting Company [X]

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of 60 East 42 nd St. Associates L.L.C for the fiscal year ended December 31, 2008 is being filed to include a revised Item 9a Controls and Procedures expressly stating that Malkin Holdings as Supervisor of Registrant determined the effectiveness of disclosure controls and procedures and the effectiveness of internal controls over financial reporting and revised Certifications of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

There are no changes to the original Form 10-K other than those described above. This amendment speaks as of the filing date of the original Form 10-K and does not reflect events that have occurred after that date.

Item 15.

Exhibits on Form 10-K.

(3)

Exhibits:  See Exhibit Index.

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Member of Financial/Accounting staff

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

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant’s Supervisor is responsible for establishing and maintaining on behalf of management adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment Registrant’s Supervisor has concluded that, as of December 31, 2008, Registrant’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Registrant’s current registered public accounting firm regarding internal control over financial reporting. Such report was not subject to attestation by Registrant’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only its report in this annual report.

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

By: /s/ Mark Labell_
   Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member
Anthony E. Malkin, Member
Thomas N. Keltner, Jr., Member

Date:  February 2, 2010

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

Date:  February 2, 2010

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

Date: February 2, 2010

By /s/ Mark Labell

Name:

Mark Labell

Title: Senior Vice President, Finance  Malkin Holdings LLC, Supervisor of

60 East 42nd St. Associates L.L.C.

Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC.  Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant’s supervisor.

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

Date: February 2, 2010

By /s/ Mark Labell

Name:  Mark Labell

Title: Senior Vice President, Finance

Malkin Holdings LLC, Supervisor of

60 East 42 nd St. Associates L.L.C.

Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

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

Dated: February 2, 2010

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

Dated: February 2, 2010

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