Form 10-Q/A
period 2009-03-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2010-02-08
CIK 90794

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐

Smaller Reporting Company ☒

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of 60 East 42 nd St. Associates L.L.C for the quarter ended March 31, 2009 is filed to include revised Certifications of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 There are no changes to the original Form 10-Q other than those described above. This amendment speaks as of the filing date of the original Form 10-Q and does not reflect events that have occurred after that date.

Part II.

Other Information

Item 6.

Exhibits

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

Dated: February 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By:

/s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Dated: February 8, 2010

________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

60 East 42nd St. Associates L.L.C.

March 31, 2009

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

Date: February 8, 2010

By: /s/ Mark Labell

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

60 East 42 nd St. Associates L.L.C.

March 31, 2009

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, is certify that:

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

Date: February 8, 2010

By: /s/ Mark Labell

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

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings, the supervisor * of 60 East 42 nd St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: February 8, 2010

By: /s/ Mark Labell

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

60 East 42 nd St. Associates L.L.C.

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

Dated: February 8, 2010

By: /s/ Mark Labell

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