Form 10-Q/A
period 2009-06-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2010-02-08
CIK 90794

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

Smaller Reporting Company ☒

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of 60 East 42 nd St. Associates L.L.C for the quarter ended June 30, 2009 is filed to include revised Certifications of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

60 East 42 nd St. Associates L.L.C.

June 30, 2009

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

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor * of 60 East 42 nd St. Associates L.L.C. (“Registrant”) to certify that:

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