Form 10-K
period 2009-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2010-06-17
CIK 90794

60 East 42nd St. Associates L.L.C.

December 31, 2009

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ___

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐

Smaller Reporting Company ☒

PART I

Item 1.

Business.

(a)

General

Registrant was originally organized as a partnership on September 25, 1958.  On October 1, 1958, Registrant acquired fee title to One Grand Central Place (the "Building"), formerly known as the Lincoln Building, and the land thereunder, located at 60 East 42nd Street, New York, New York (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties. Registrant's members (“Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants"). Registrant leases the Property to Lincoln Building Associates L.L.C. ("Lessee") under an operating lease as modified (the "Lease") the current term of which is set to expire September 30, 2033. See Item 2 below in connection with the granting of additional lease extensions.

Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin’s family.  The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the "Supervisor") (formerly Wien & Malkin LLC) One Grand Central Place 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee.  See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2009, the Building was approximately 77% occupied by approximately 362 tenants who engage in various businesses, including law, accounting, real estate, engineering and advertising.  Registrant does not maintain a staff.  See Item 2 hereof for additional information concerning the Property.

(b)

Mortgages Payable

On November 29, 2004, a first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25 year amortization schedule. The entire $84,000,000 has been drawn and at December 31, 2009 the balance is $79,860,741. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009, Registrant concluded an additional $16,000,000 loan with Prudential Insurance Company of America secured by a mortgage on the Property, subordinate to the First Mortgage and to be used for capital improvements. The new loan requires monthly payments of interest at 7% per annum and principal in the amount of $113,085 calculated on a twenty-five year amortization schedule and is co-terminus with the Mortgage. At December 31, 2009 the balance is $15,980,249. The mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $91,110,000 as of December 31, 2009.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

Mortgage refinancing costs of $2,870,801 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

(c)

The Lease

The Lease, as modified, provides that Lessee is required to pay to Registrant as follows:

(i)

annual basic rent ("Basic Rent") equal to the sum of $24,000 for supervisory services payable to Supervisor plus the constant annual mortgage charges on all mortgages. In the event of a mortgage refinancing, unless there is an increase in the mortgage balance, the annual Basic Rent will be modified and will be equal to the sum of $24,000 plus an amount equal to the revised mortgage charges. In the event that such mortgage refinancing results in an increase in the amount of outstanding principal balance of the mortgages, the Basic Rent shall be equal to $24,000 plus an amount equal to the product of the new debt service percentage rate under the refinanced mortgages multiplied by the principal balance of the mortgages immediately prior to the refinancing. In accordance with the Ninth Lease Modification Agreement dated November 5, 2009, Basic Rent was increased to cover debt service on a $100,000,000 mortgage. Basic Rent will be increased or decreased upon the refinancing of the mortgages provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $100,000,000, plus refinancing costs.

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

For the lease year ended September 30, 2009, Lessee reported net operating income of $6,034,082. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2009 and Further Additional Rent of $2,490,139 subsequent to September 30, 2009.  The Further Additional Rent of $2,490,139 represents 50% of the excess of the Lessee’s net operating income of $6,034,082 over $1,053,800. After deducting $100,000 for  general contingencies, $6,000 for annual New York State filing fees, $6,734 for professional fees and $237,741 as an additional required payment to Supervisor (See Item 11), the balance of $2,139,664 was distributed by Registrant to the Participants on November 30, 2009.

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

Real estate taxes paid directly by the Lessee totaled approximately $10,395,749 and $9,166,315 for the years ended December 31, 2009 and 2008, respectively.

(d)

Competition

Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is approximately $36.42 per square foot (exclusive of electricity charges and escalation). The asking rents for new leases at the building range from $40 to $60 per square foot.

(e)

Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then existing trends in the rental market for office space.

Item 2.

Property.

Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as One Grand Central Place (formerly the "Lincoln Building"), and the land thereunder (Item 1).  Registrant's fee title to the Property is encumbered by mortgages with unpaid principal balances totaling $95,840,990 at December 31, 2009.  For a description of the terms of the mortgages, see Note 3 of the Notes to the Financial Statements. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby.  It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue.  The Building is leased to Lessee.  See Item 1 hereof and Note 4 of the Notes to the Financial Statements for additional information concerning the Lease.

                        In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of December 31, 2009, the Registrant had incurred or accrued costs related to the Program of $64,412,520 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted in Item 1(b), the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing will be funded out of Lessee’s operating cash flow.

Item 3.

Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Malkin Holdings and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements included in this Form 10-K.  As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

(a)

The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof.  Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur.  During 2009, Registrant was advised of 67 transfers of Participations.  In two instances, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred, i.e., $12,500 for a $5,000 Participation.  In six instances, the indicated purchase price was equal to two times the face amount of the Participation transferred.  In two instances, the indicated purchase price was equal to 1.5 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b)

As of December 31, 2009, there were 828 holders of Participations of record.

(c)

Registrant does not pay dividends.  During each of the years ended December 31, 2009 and 2008, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation.  On November 30, 2009 and November 30, 2008, Registrant made additional distributions for each $10,000

Participation of $3,057 and $8,808, respectively.  Such distributions were derived from Further Additional Rent paid by Lessee subsequent to September 30, 2009 and 2008 in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, general contingencies, the annual New York State filing fees and professional fees.  See Item 1 hereof.  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant.  See Item 1 hereof.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.  See Item 7 hereof.

Item 6.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2009.  This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant.  This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Year ended December 31
	2009	2008	2007	2006	2005

Basic rent income	$6,343,542	$6,050,507	$4,618,963	$3,278,174	$2,796,929

Advance of additional rent income	1,053,800	1,053,800	1,053,800	1,053,800	1,053,800

Further additional rent income	2,490,139	6,853,701	9,772,882	9,102,338	7,010,371

Miscellaneous income	-	-	1,500	-	-

Interest and dividend income	2,541	67,550	347,765	140,064	128,510

Total revenue	9,890,022	14,025,558	15,794,910	13,574,376	10,989,610

Net income	$2,362,310	$6,516,570	$8,386,847	$7,391,621	$ 6,153,768

Earnings per $10,000 participation unit, based on 700 participation units outstanding during the year	$3,375	$9,309	$11,981	$10,559	$8,791

Total assets	$83,182,002	$69,717,778	$77,577,444	$68,193,888	$57,422,999

Long-term obligations	$95,840,990	$81,638,398	$83,323,818	$66,000,000	$58,250,000

Distributions per $10,000 participation unit, based on 700 participation units outstanding during the year:
Income	$3,375	$9,309	$11,981	$10,559	$8,791
Return of capital	1,177	994	1,723	2,638	1,716
Total distributions	$4,552	$10,303	$13,704	$13,197	$10,507

Item 6a.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2009.  The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K.  In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results.  This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

                                                             Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Statement of Income Data:
Basic rent income	$1,529,514	$1,529,515	$1,529,514	$1,754,999
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	2,490,139	-
Dividend income	850	624	300	767
Total revenue	1,793,814	1,793,589	4,283,403	2,019,216

Interest on mortgages	1,086,002	1,080,135	1,074,189	1,254,716
Supervisory services	7,845	7,845	245,586	7,845
Depreciation of building improvements and equipment	412,420	412,420	412,420	412,421
Amortization of leasing commissions	165,209	126,591	123,161	452,092
Amortization of mortgage refinancing costs	52,777	52,777	52,777	78,101
Fees and miscellaneous expense	31,000	3,026	3,708	(27,351)
Total expenses	1,755,253	1,682,794	1,911,841	2,177,824

Net income (loss)	$38,561	$110,795	$2,371,562	($158,608)
Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$55	$158	$3,388	($226)

Item 6a.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS (Continued)

(Unaudited)

                                                             Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Statement of Income Data:
Basic rent income	$1,490,425	$1,510,914	$1,522,073	$1,527,095
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	6,853,701	-
Interest and dividend income	39,089	18,601	7,441	2,419
Total revenue	1,792,964	1,792,965	8,646,665	1,792,964

Interest on mortgages	1,108,703	1,103,141	1,097,504	1,091,790
Supervisory services	7,845	7,845	692,915	7,845
Depreciation of building improvements and equipment	412,665	412,665	412,665	412,665
Amortization of leasing commissions	131,425	132,881	132,881	132,094
Amortization of mortgage refinancing costs	52,777	52,777	52,777	52,778
Fees and miscellaneous expense	350	-	-	-
Total expenses	1,713,765	1,709,309	2,388,742	1,697,172

Net income	$79,199	$83,656	$6,257,923	$95,792
Earnings per $10,000 participation unit, based on 700 participation units outstanding during each period	$113	$120	$8,940	$137

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon our financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s financial statements, which are presented elsewhere in this annual report have been applied consistently as at December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic rental income, as defined in the Lease, is equal to the sum of the constant annual mortgage charges plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Additional Rent represents a fixed amount of the Lessee’s net operating profit, as defined, in each lease year and is recorded ratably over the twelve month period. Further Additional Rent, which is based on the net operating profit of the Lessee, as defined, is recorded by Registrant when such amount becomes determinable.

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

The following summarizes the material factors affecting Registrant's results of operations for the three years ended December 31, 2009:

Total revenues decreased for the year ended December 31, 2009 as compared with the year ended December 31, 2008.  Such decrease is the net result of an increase in Basic Rent and a decreased amount of Further Additional Rent received by Registrant in 2009 and dividend income. The decrease in Further Additional Rent in 2009 is due to a decrease in Lessee’s operating profit subject to Further Additional Rent.

Total expenses increased for the year ended December 31, 2009 as compared with the year ended December 31, 2008. Such increase is the net result of an increase in interest, amortization expense and fees for special services and a decrease in the Additional Payment to Supervisor in 2009 and depreciation of assets.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.  The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Liquidity and Capital Resources

Registrant's liquidity has increased at December 31, 2009 as compared to December 31, 2008 due to the proceeds of the additional $16,000,000 mortgage.  Registrant may from time to time set aside cash for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

The Participants of Registrant and the members in Lessee had approved increased financing of $16,000,000 which closed on November 5, 2009 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. The balance of the costs of the Program will be financed by the new $16,000,000 mortgage and Lessee’s operating cash flow.

The mortgages mature on November 5, 2014. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical real estate trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the mortgage balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing.  However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$95,840,990	$2,121,140	$4,610,402	$89,109,448	$0
Interest Obligations	24,979,750	5,329,934	10,291,745	9,358,071	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$120,820,740	$7,451,074	$14,902,147	$98,467,519	$0

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

Item 8.

Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2009 and 2008 and for each of the two years in the period ended December 31, 2009 and the financial statements of the Lessee as of and for the year ended December 31, 2009 are included in this annual report immediately following Exhibit 32.2.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a.           Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment Registrant’s Supervisor has concluded that, as of December 31, 2009, Registrant’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Registrant’s current registered public accounting firm regarding internal control over financial reporting. The Registrant’s Supervisor’s report was not subject to attestation by Registrant’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only its report in this annual report.

PART III

Item 10.

Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management.  There is no specific term of office for any Member.  The table below sets forth as to each Member as of December 31, 2009 the following:  name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Member:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	76	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1970
Anthony E. Malkin	48	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	1997
Thomas N. Keltner, Jr.	64	None	Real Estate Supervision	General Counsel, Malkin Holdings LLC	1996

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

Registrant’s organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC. No remuneration was paid during the current fiscal year ended December 31, 2009 by Registrant to any of the Members as such. The supervisory fees are $24,000 per annum plus an Additional Payment of 10% of all distributions received by Participants in Registrant in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2009 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution.

 Pursuant to such fee arrangements, Registrant paid Supervisor a total of $269,121 (consisting of $24,000 as an annual basic fee for supervisory services and $245,121 as an Additional Payment) during the year ended December 31, 2009. The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant’s independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

(a)

Registrant has no voting securities.  See Item 5 hereof.  At December 31, 2009, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b)

At December 31, 2009, the Members (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Benefical Owners	Amount of Beneficial Ownership	Percent of Class
Participations	Anthony E. Malkin One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$25,833	0.37%

	Thomas N. Keltner, Jr. One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$2,500	0.04%

At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,049 of Participations. He disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $135,000 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.

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

Item 13.

Certain Relationships and Related Transactions.

(a)

As stated in Items 1 and 10 hereof, Peter L. Malkin, Anthony E. Malkin, and Thomas N. Keltner, Jr. are the three Members in Registrant and also act as Agents for Participants in their respective Participation interests therein.  Mr. Peter Malkin is also among the members in Lessee.  As a consequence of one of the three Members being a member in Lessee and all three Members holding senior positions at Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant.  However, under the respective Participating Agreements pursuant to which the Members act as Agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the Agents to act on the Participants' behalf.  Such transactions, among others, include modification and extension of the Lease or the mortgages, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

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

Item 14.          Principal Accountant Fees and Services

The fees paid by Malkin Holdings LLC, the Supervisor of Registrant, to Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2009 and 2008, respectively,  were as follows:

Fee Category	2009	2008

Audit Fees	$53,000	$50,500
Audit-Related Fees	-	-
Tax Fees	7,000	6,500
All Other Fees	-	-
Total Fees	$60,000	$57,000

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

 By: /s/ Mark Labell _______

   Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date:  June 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By: /s/ Mark Labell _____

   Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date:  June 17, 2010

______________________

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

Date: June 17, 2010

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

Date: June 17, 2010

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

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the Supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 17, 2010

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

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

           The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the Supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 17, 2010

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

60 EAST 42ND STREET ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2009 and 2008

Statements of Income for the Years Ended December 31, 2009 and 2008

Statements of Members' Deficiency for the Years Ended December 31, 2009 and 2008

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Financial Statements

SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2009

All other schedules are omitted as the information is not required, is not material or is otherwise provided

[Letterhead of Margolin, Winer & Evens LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

60 East 42nd St. Associates L.L.C.

(a Limited Liability Company)

New York, New York

We have audited the accompanying balance sheets of 60 East 42nd St. Associates L.L.C. (“Associates”) as of December 31, 2009 and 2008 and the related statements of income, members' deficiency and cash flows for the years then ended, and the supporting financial statement schedule, Schedule III-Real Estate and Accumulated Depreciation for the years ended December 31, 2009 and 2008, also included in this Form 10-K.  These financial statements and schedule are the responsibility of Associates’ management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule for the years ended December 31, 2009 and 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ Margolin, Winer & Evens LLP

Garden City, New York

June 17, 2010

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

BALANCE SHEETS
	December 31

	2009	2008
Assets
Real Estate:
Building:
One Grand Central Place, located at 60 East 42nd Street
and 301 Madison Avenue, New York, N.Y.	$ 16,960,000	$ 16,960,000
Less: Accumulated depreciation	16,960,000	16,960,000
	-	-
Building improvements and equipment	65,986,655	65,986,655
Less: Accumulated depreciation	10,439,517	8,789,836
	55,547,138	57,196,819
Land	7,240,000	7,240,000
Total real estate, net	62,787,138	64,436,819

Cash and cash equivalents:
Cash in bank	66,112	23,738
Cash in distribution account held by Malkin Holdings LLC, a related party	87,202	87,202
Fidelity U.S. Treasury Income Portfolio	16,657,089	1,241,787
Total cash and cash equivalents	16,810,403	1,352,727

Leasing commissions, less accumulated amortization of
$2,298,166 in 2009 and $1,431,113 in 2008	1,811,655	2,678,708
Mortgage refinancing costs, less
accumulated amortization of $1,097,995 in
2009 and $861,563 in 2008	1,772,806	1,249,524
Total assets	$ 83,182,002	$ 69,717,778

Liabilities and members' deficiency
Liabilities:
Mortgages payable	$ 95,840,990	$ 81,638,398
Accrued mortgage interest	448,598	363,291
Payable to lessee, a related party	685	585
Building improvement costs payable	350,037	350,037
Accrued expenses	700	701
Total liabilities	96,641,010	82,353,012

Commitments and contingencies	-	-
Members' deficiency	(13,459,008)	(12,635,234)
Total liabilities and members' deficiency	$ 83,182,002	$ 69,717,778
See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF INCOME

	Year ended December 31

	2009	2008
Revenues:
Rent income, from a related party	$ 9,887,481	$ 13,958,008
Dividend income	2,541	67,550
Total revenue	9,890,022	14,025,558

Expenses:
Interest on mortgages	4,495,042	4,401,138
Supervisory services, to a related party	269,121	716,450
Depreciation of building improvements and equipment	1,649,681	1,650,660
Amortization of leasing commissions	867,053	529,281
Amortization of mortgage refinancing costs	236,432	211,109
Professional fees	6,734	-
Miscellaneous	3,649	350
Total expenses	7,527,712	7,508,988

Net income	$ 2,362,310	$ 6,516,570

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each year	$ 3,375	$ 9,309

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company
STATEMENT OF MEMBERS' DEFICIENCY

	Members Deficiency January 1, 2009	Share of Net income For Year	Distributions	Members’ Deficiency December 31, 2009
Year Ended December 31, 2009:
Peter L. Malkin Group	$(1,805,034)	$337,473	$455,155	$(1,922,716)

Thomas N. Keltner, Jr. Group	(1,805,033)	337,473	455,155	(1,922,715)

Peter L. Malkin Group	(1,805,033)	337,473	455,155	(1,922,715)

Anthony E. Malkin Group	(1,805,033)	337,473	455,155	(1,922,715)

Peter L. Malkin Group	(1,805,033)	337,473	455,155	(1,922,715)

Peter L. Malkin Group	(1,805,033)	337,473	455,155	(1,922,715)

Peter L. Malkin Group	(1,805,033)	337,472	455,154	(1,922,717)

TOTALS	$(12,635,234)	$2,362,310	$3,186,084	$(13,459,008)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company
STATEMENT OF MEMBERS' DEFICIENCY

	Members Deficiency January 1, 2008	Share of Net income For Year	Distributions	Members’ Deficiency December 31, 2008
Year Ended December 31, 2008:
Peter L. Malkin Group	$(1,705,680)	$930,939	$1,030,293	$(1,805,034)

Thomas N. Keltner, Jr. Group	(1,705,679)	930,939	1,030,293	(1,805,033)

Peter L. Malkin Group	(1,705,678)	930,938	1,030,293	(1,805,033)

Anthony E. Malkin Group	(1,705,678)	930,938	1,030,293	(1,805,033)

Peter L. Malkin Group	(1,705,678)	930,938	1,030,293	(1,805,033)

Peter L. Malkin Group	(1,705,679)	930,939	1,030,293	(1,805,033)

Peter L. Malkin Group	(1,705,681)	930,939	1,030,293	(1,805,035)

TOTALS	$(11,939,753)	$6,516,570	$7,212,051	$(12,635,234)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2009	2008

Cash flows from operating activities:
Net income	$2,362,310	$6,516,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	1,649,681	1,650,660
Amortization of leasing commissions	867,053	529,281
Amortization of mortgage refinancing costs	236,432	211,109
Changes in operating assets and liabilities:
Accrued mortgage interest and other accrued expenses	85,406	(7,721)

Net cash provided by operating activities	5,200,882	8,899,899
Cash flows from investing activities:
Purchase of building improvements and equipment	-	(4,142,869)
Change in restricted cash for payment of building improvement costs	-	6,547,678

Net cash provided by investing activities	-	2,404,809

Cash flows from financing activities:
Proceeds of mortgage payable	16,000,000	-
Repayment of mortgages payable	(1,797,408)	(1,685,420)
Decrease in due to lessee	-	(1,328,175)
Payments for financing costs	(759,714)	-
Distributions to participants	(3,186,084)	(7,212,051)
Net cash provided by (used in) financing activities	10,256,794	(10,225,646)

Net increase in cash and cash equivalents	15,457,676	1,079,062

Cash and cash equivalents, beginning of year	1,352,727	273,665
CASH AN Cash and cash equivalents, end of year	$16,810,403	$1,352,727

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,409,734	$4,408,638

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1.

Business Activity

60 East 42nd St. Associates L.L.C. ("Associates") is a New York limited liability company owning commercial property at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.  The property, known as One Grand Central Place (formerly the "Lincoln Building"), is leased (the “Lease”) to Lincoln Building Associates L.L.C. (the "Lessee").

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

               c.    Land, Building, Building Improvements, Equipment and Depreciation

Real estate, consisting of land, building, building improvements and equipment, is stated at cost.  The building and the building improvements are depreciated using the straight-line basis over their estimated useful lives of 39 years. The building with a cost of $16,960,000 and building improvements with a cost of $1,574,135 at December 31, 2009 have been fully depreciated.

In connection with the building improvements program which began in 1999 (Note 11), costs totaling $64,412,520 have been incurred through December 31, 2009 for new building improvements ($64,282,520) and equipment ($130,000) which have been put into service.

d.  Mortgage Refinancing Costs, Leasing Commissions and Amortization

Mortgage refinancing costs are being amortized ratably over the term of the related mortgages.

Leasing commissions (incurred in connection with the building improvements program)

represent reimbursements to the Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

e.

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

g.

Income Taxes

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates taxable income or loss is reportable by its members.

Associates has determined that there are no material uncertain tax positions that require recognition or disclosure in its financial statements.

Taxable years ended December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009 are subject to IRS and other jurisdictions tax examinations.

At December 31, 2009 and 2008, the reported amounts of Associates’ net assets and liabilities exceeded their tax bases by approximately $4,330,000 and $3,120,000, respectively.

h.

Recent Accounting Pronouncements:

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. The Codification did not change GAAP but reorganizes the literature.  Pursuant to the provisions of FASB ASC Topic 105, Associates has updated references to GAAP in its financial statements issued for the period ended December 31, 2009.  The adoption of FASB ASC Topic 105 did not impact Associates’ financial position or results of operations.

        3.      Mortgages Payable

On November 29, 2004, a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining proceeds of $9,000,000 and all subsequent draws were used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Associates is required to repay the full $84,000,000 in equal payments of $507,838 applied to interest and then principal, calculated on a 25 year amortization schedule. The entire $84,000,000 has been drawn and at December 31, 2009 the balance is $79,860,741. The mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009, Associates concluded an additional $16,000,000 loan with Prudential Insurance Company of America secured by a mortgage on the property, subordinate to the first mortgage and to be used for capital improvements. The new loan requires monthly payments of $113,085 applied to interest at the rate of 7% per annum and principal calculated on a twenty-five year amortization schedule and is co-terminus with the first mortgage. At December 31, 2009 the balance is $15,980,249. The mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The following is a schedule of principal payments on both mortgages in each of the five years subsequent to December 31, 2009:

Year ending December 31,
2010	$2,121,138
2011	2,241,545
2012	2,368,853
2013	2,503,464
2014	86,605,990
Total	$95,840,990

The real estate is pledged as collateral for the mortgages.

The estimated fair value of Associates’ mortgage debt based on available market information was $91,110,000 and $77,400,000 at December 31, 2009 and 2008, respectively.

    4.

Related Party Transactions - Rent Income

Associates does not operate the property (Note 1). It leases the property to the Lessee pursuant to an operating lease as modified, which is currently set to expire September 30, 2033. The Lease, as modified, provides for an annual basic rent equal to the sum of the constant annual mortgage charges on all mortgages, plus $24,000 for supervisory services.  In accordance with the Ninth Lease Modification Agreement dated November 5, 2009, basic rent was increased to cover debt service on a $100,000,000 mortgage. The basic rent will be increased or decreased upon the refinancing of the mortgages provided that the aggregate principal balance of all mortgages now or hereafter placed on the property does not exceed $100,000,000 plus refinancing costs.

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

Rent income, including total additional rent based on operating profits subject to additional rent, reported by the Lessee of $6,034,082 and $14,761,201 for 2009 and 2008, respectively, was comprised as follows:

	Year ended December 31,
	2009	2008
Basic rent income	$6,343,542	$6,050,507
Advance of additional rent	1,053,800	1,053,800
Further additional rent	2,490,139	6,853,701
Total additional rent	3,543,939	7,907,501
Rent income	$9,887,481	$13,958,008

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

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending December 31,
2010	$ 7,480,000
2011	7,480,000
2012	7,480,000
2013	7,480,000
2014	6,230,000 *
Thereafter	440,000 *
$36,590,000

*Associates intends to refinance the existing mortgages which mature on November 5, 2014. In accordance with the Ninth Lease Modification Agreement, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after November 2014 from the refinanced debt

Real estate taxes paid directly by the Lessee for the years ended December 31, 2009 and 2008 totaled $10,395,749 and $9,166,315, respectively.

5.  Related Party Transactions - Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”) (formerly Wien & Malkin LLC), a related party. Beneficial interests in Associates and the Lessee are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Basic fees for supervisory services are $24,000 per annum. Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2009 and 2008 totaled $269,121 and $716,450, respectively. Malkin Holdings receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 14% per annum on the initial cash investment of $7,000,000. For tax purposes, such additional payment is treated as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $245,121 and $692,450 for the years ended December 31, 2009 and 2008, respectively.

Malkin Holdings also serves as supervisor for the Lessee, for which it receives a basic annual fee of $180,000. For the years ended December 31, 2009 and 2008, Malkin Holdings received $44,333 and $140,686, respectively, from the Lessee in other service fees. Malkin Holdings also receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $400,000 a year. Distributions in respect of Malkin Holdings’ profits interest from the Lessee totaled $460,004 and $960,004 for the years ended December 31, 2009 and 2008, respectively.

      6.

  Number of Participants

There were 828 and 817 participants in the participating groups at December 31, 2009 and 2008, respectively.

7.    Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.

8.  Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December31, 2009 and 2008, based on 700 participation units outstanding during each year, consisted of the following:

	Year ended December 31,
	2009	2008
Income	$3,375	$9,309
Return of capital	1,177	994
Total distributions	$4,552	$10,303

9.

Concentration of Credit Risk

Associates maintains cash and cash equivalents in a bank, a money market fund (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Malkin Holdings. The Federal Deposit Insurance Corporation (“FDIC”) insures each account up to $250,000. In addition, under the FDIC’s Transaction Account Guarantee Program, through December 31, 2009, all noninterest-bearing accounts are fully guaranteed by the FDIC. At December 31, 2009, the bank account, other than the distribution account, is fully insured. The funds (approximately $87,000 at December 31, 2009) held by Malkin Holdings in the distribution account were paid to the participants on January 1, 2010. Funds in the money market fund were not insured at December 31, 2009.

10.

Contingencies

Malkin Holdings and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Associates’ allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.  As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

11.

Building Improvements Program and Agreement to Extend Lease

In 1999, the participants of Associates and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the participants of Associates and the Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the Lease beyond 2083, based on the net present benefit to Associates of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of December 31, 2009, Associates had incurred costs related to the Program of $64,412,520 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The participants of Associates and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the mortgage to up to $100,000,000. The balance of the costs of the Program will be financed by the new $16,000,000 mortgage and Lessee’s operating cash flow.

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

SCHEDULE III

60 EAST 42nd ST. ASSOCIATES L.L.C

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2009

Column

A

Description

Land, building and building improvements

and equipment situated at One Grand

Central Place, 60 East 42nd Street

and 301 Madison Avenue, New York, N.Y.

B

Encumbrances -

Prudential Insurance Company at December 31, 2009

 $95,840,990

C

Initial cost to company

Land

$  7,240,000

Building

$16,960,000

D

Cost capitalized subsequent to acquisition

Building improvements and equipment

$65,986,655

Carrying costs

$       None

E

Gross amount at which carried at close of period

Land

$  7,240,000

Building, building improvements and equipment

  82,946,655

Total

$90,186,655(a)

F

Accumulated depreciation

$27,399,517(b)

G

Date of construction

1930

H

Date acquired

October 1, 1958

I

Life on which depreciation in latest income

statements is computed

39 years for building improvements

and 7 years for equipment

(a)

Gross amount of real estate

Balance at January 1, 2008

$90,186,655

Purchase of building improvements and equipment and construction in progress (expenditures advanced by Lessee, a related party, and recorded by Associates):

F/Y/E 12/31/08

$        -

12/31/09

           -

-

                                                                  -

Balance at December 31, 2009

$90,186,655

The costs for federal income tax purposes are the same as for financial statement purposes.

(b)

Accumulated depreciation

Balance at January 1, 2008

$24,099,176

Depreciation:

F/Y/E 12/31/08

 $1,650,660

12/31/09

1,649,681              3,300,341

Balance at December 31, 2009

$27,399,517

LINCOLN BUILDING ASSOCIATES L.L.C.

FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008

LINCOLN BUILDING ASSOCIATES L.L.C.

CONTENTS

Report of Independent Accountants

1

Financial Statements:

Balance Sheets

2

Statements of Operations

3

Statements of Changes in Members’ Equity

4

Statements of Cash Flows

5

Notes to Financial Statements

6 - 13

[Letterhead of Margolin, Winer & Evens LLP]

Report of Independent Accountants

Lincoln Building Associates L.L.C.

New York, New York

We have audited the accompanying balance sheets of Lincoln Building Associates L.L.C. (a New York limited liability company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the management of Lincoln Building Associates L.L.C.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Building Associates L.L.C. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Garden City, New York

May 26, 2010

/s/ Margolin, Winer & Evens LLP

1

LINCOLN BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,

2009

2008

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold improvements	$ 17,560,249	$ 12,430,123
Subtenant improvements	14,872,906	5,392,943
Equipment	158,132	158,132
	32,591,287	17,981,198
Less accumulated depreciation and amortization	8,405,846	6,045,873

Net Property	24,185,441	11,935,325

Other Assets:
Cash and cash equivalents (Note 2)	7,597,135	15,470,679
Cash - restricted - tenants’ security deposits	5,656,810	5,005,435
Rent receivable - net (Note 2)	906,715	764,908
Unbilled rent receivable - net (Note 2)	4,839,677	5,543,307
Due from managing agent (Note 7)	696,626	608,499
Prepaid expenses	5,282,123	5,162,357
Deferred charges, net of accumulated
amortization (Notes 2 and 4)	5,307,894	3,122,933

Total Assets	$ 54,472,421	$ 47,613,443

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 1,156,016	$ 1,637,000
Accrued additional rent due Lessor (Note 5)	-	2,430,802
Tenants’ security deposits payable	5,656,810	5,006,463
Deferred income (Note 2)	2,120,012	1,562,911

Total Liabilities	8,932,838	10,637,176

Commitments (Note 5)	-	-

Members’ Equity (Note 3)	45,539,583	36,976,267

Total Liabilities and Members’ Equity	$ 54,472,421	$ 47,613,443

The accompanying notes are an integral part of these statements.

2

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF OPERATIONS

Years Ended December 31,

2009

2008

Income (Notes 2, 5 and 6):
Minimum rental revenue	$ 40,894,325	$ 42,345,260
Escalations and expense reimbursements	7,470,017	7,684,647
Other income	4,444,195	950,644

Total Income	52,808,537	50,980,551

Operating Expenses:
Basic rent expense (Note 5)	6,343,640	5,970,656
Additional rent (Note 5)	1,053,804	1,053,804
Further additional rent (Note 5)	59,336	7,352,069
Real estate taxes	10,395,749	9,166,315
Payroll and related costs	7,123,354	7,176,814
Repairs and maintenance	5,861,199	3,455,690
Utilities	1,197,771	1,604,583
Management fee (Note 7)	301,043	299,934
Supervisory and other fees (Note 5)	642,580	1,169,559
Professional fees	1,231,873	1,175,732
Insurance	542,444	589,540
Advertising (Note 2)	680,739	308,937
Administrative	293,260	254,294
Depreciation (Note 2)	2,359,973	1,273,089
Amortization (Note 2)	1,070,214	869,135
Bad debts, net (Note 2)	574,309	580,906

Total Operating Expenses	39,731,288	42,301,057

Operating Income	13,077,249	8,679,494

Interest Income	26,063	319,117

Net Income	$ 13,103,312	$ 8,998,611

The accompanying notes are an integral part of these statements.

3

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Years Ended December 31,

2009

2008

Members’ Equity - beginning of year	$ 36,976,267	$ 37,017,652

Net Income	13,103,312	8,998,611

Distributions	(4,539,996)	(9,039,996)

Members’ Equity - end of year	$ 45,539,583	$ 36,976,267

The accompanying notes are an integral part of these statements.

4

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,

2009

2008

Cash Flows from Operating Activities:
Net income	$ 13,103,312	$ 8,998,611
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,359,973	1,273,089
Amortization	1,070,214	869,135
Net change in operating assets and liabilities:
Rent receivable	(141,807)	512,272
Unbilled rent receivable	703,630	(40,740)
Due from managing agent	(88,127)	584,944
Prepaid expenses	(119,766)	(550,834)
Unfunded tenant security deposits	(1,028)	(11,953)
Accounts payable and accrued liabilities	(480,984)	441,499
Accrued additional rent due Lessor	(2,430,802)	498,364
Deferred income	557,101	1,851

Net Cash Provided by Operating Activities	14,531,716	12,576,238

Cash Flows from Investing Activities:
Property additions	(14,610,089)	(3,182,688)
Deferred charges - leasing commissions	(3,255,175)	(1,471,785)
Due from Lessor	-	1,248,325

Net Cash Used in Investing Activities	(17,865,264)	(3,406,148)

Cash Flows from Financing Activities -
Members’ distributions	(4,539,996)	(9,039,996)

Net Cash Used in Financing Activities	(4,539,996)	(9,039,996)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,873,544)	130,094

Cash and Cash Equivalents - beginning of year	15,470,679	15,340,585

Cash and Cash Equivalents - end of year	$ 7,597,135	$ 15,470,679

The accompanying notes are an integral part of these statements.

5

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business

The Company was originally organized on June 14, 1954 as a general partnership in order to lease and sublease the 1,200,000 square foot office building situated at 60 East 42nd Street, New York, New York (the “Property”).  At December 31, 2009, the Property is approximately 77% occupied.  On November 1, 2002, the Company converted from a general partnership to a New York limited liability company and is now known as Lincoln Building Associates L.L.C. (the “Company”).  Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

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

The Company provides an estimated allowance for uncollectible rent receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms.  Rent receivable is shown net of an estimated allowance for doubtful accounts of $189,000 and $236,000 at December 31, 2009 and 2008, respectively.  Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $311,000 and $142,000 at December 31, 2009 and 2008, respectively.

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

Property - The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.  Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount.  Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset.  No impairment loss has been recorded in the years ended December 31, 2009 and 2008.

Depreciation and amortization - Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements and five years for equipment.  Subtenant improvements, leasing commissions and leasing costs are amortized by the straight-line method over the terms of the related tenant leases.

Repairs and maintenance are charged to expense as incurred.  Expenditures which increase the useful lives of the assets are capitalized.

Income taxes - The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements.  The Company’s taxable income or loss is reportable by its members.

Effective January 1, 2009, the Company adopted the provisions pertaining to uncertain tax positions of Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) 740, Income Taxes, and has determined that there are no material uncertain tax positions that require recognition or disclosure in the financial statements.

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

Subsequent events - The Company has evaluated events and transactions for potential recognition or disclosure through May 26, 2010, the date the financial statements were available to be issued.

3. Members’ Equity	Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.
4. Deferred Charges

Deferred charges consist of the following as of December 31, 2009 and 2008:

2009

2008

Leasing commissions

$

20,740,883

$

17,485,708

Leasing costs

62,525

62,525

20,803,408

17,548,233

Less accumulated amortization

15,495,514

14,425,300

Total

$

5,307,894

$

3,122,933

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

2)

Further additional rent equal to 50% of the Lessee’s remaining net operating income, as defined, in each lease year.

The lease further provides for recoupment by the Lessee of advances in future lease years resulting from any overpayment of additional rent in any year.

In addition to the above, the Lessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

Additional rent expense is recognized prior to the end of the lease year based on net operating income earned to date provided it is probable that the Company will generate net operating income for the lease year in such amount as to obligate the Company to pay additional rent.  In the event it becomes probable that net operating income for the lease year will be insufficient to require the payment of additional rent, any previously recorded additional rent would be reversed into income.  As of December 31, 2008, accrued further additional rent attributable to the lease year ending September 30, 2009 was $2,430,802.  No further additional rent accrual was made as of December 31, 2009.

During 1999, the Company and the Lessor entered into a building improvements program (the “Program”) whereby the Lessor would obtain financing to fund improvements to the Property.  To induce the Company to approve the Program, the Lessor agreed to grant the Company, upon completion of the Program, the right to further extensions of the lease to 2083.  In accord with the 2004 consent program, the Program was further increased to up to $100,000,000.  Such increase would extend the lease beyond 2083, based on the net present benefit to the Lessor of the improvements made.  On November 29, 2004, Lessor obtained a new first mortgage of $84,000,000 (the “Loan”), of which $40,000,000 was used to repay the existing first and second mortgages.  On November 5, 2009, Lessor obtained an additional mortgage financing of $16,000,000 (the “Second Loan”).  The balance of the Loan and the proceeds of the Second Loan will be used to complete currently estimated costs for existing and additional improvements, including tenant installation and leasing commissions.

The Company is financing the Program and billing the Lessor for the costs incurred.  The Program (1) grants the ownership of the improvements to the Lessor and acknowledges the Lessor’s intention to finance them through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by the Lessor from an equivalent increase in the basic rent paid by the Company.  Since any further additional rent will be decreased by one-half of that amount, the net effect is to have the Company and the Lessor share the costs of the Program equally, assuming the Company continues to be obligated to pay further additional rent.

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

The Second Loan is scheduled to mature on November 5, 2014 and bears interest at 7% per annum.  The Second Loan requires equal monthly payments of $113,085 applied first to interest at 7% per annum, and then principal based on a 25-year amortization period.  No prepayment fee shall be due if the Second Loan is prepaid during the final 60 days prior to the maturity date.

The following is a schedule of future minimum rental payments as of December 31, 2009 (based on the current amount of the Lessor’s outstanding mortgage obligations and assuming the Company does not surrender the lease):

Year ending December 31,

2010

$

7,480,000

2011

7,480,000

2012

7,480,000

2013

7,480,000

2014

6,230,000 *

Thereafter

440,000 *

$

36,590,000

*

The Lessor intends to refinance the existing mortgages which mature on November 5, 2014.  In accordance with the Ninth Lease Modification Agreement, basic rent will increase to include the required debt service on the refinanced mortgages.  The above table does not reflect the additional basic rent that will result after November 2014 from the refinanced debt.

As of December 31, 2009, the Lessor had incurred costs related to the Program of approximately $64,400,000 and estimates that costs upon completion will be approximately $100,000,000.  The Lessor has funded and capitalized leasing commissions totaling $4,109,821 as of December 31, 2009.

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (formerly Wien & Malkin LLC), a related party.  Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings LLC and/or their family members.

Fees and payments to Malkin Holdings LLC are as follows:

Years Ended December 31,

2009

2008

Basic supervisory fees

$

180,000

$

180,000

Service fee on investment income

2,576

29,555

Profits interest

460,004

960,004

Total

$

642,580

$

1,169,559

Malkin Holdings receives an additional payment from the Company equal to 10% of distributions in excess of $400,000 a year.  For tax purposes such additional payment is treated as a profits interest and Malkin Holdings is treated as a member.  Distributions in respect of Malkin Holdings’ profits interest totaled $460,004 and $960,004 for the years ended December 31, 2009 and 2008, respectively.  In addition, other fees and disbursements to Malkin Holdings were $41,757 and $111,131 for the years ended December 31, 2009 and 2008, respectively.

For administration and investment of the Company’s supervisory account, Malkin Holdings has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.1% of the account balance), which fee totaled $2,576 and $29,555 for the years ended December 31, 2009 and 2008, respectively.  Accrued fees of $2,576 and $29,555 were outstanding as of December 31, 2009 and 2008, respectively.

Malkin Holdings also serves as supervisor for the Company’s Lessor and receives from the Lessor a basic annual fee and a fee based on distributions to its investors.  Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Malkin Holdings is a tenant of the Company at the Property.  Its office lease was renewed prior to 2008-2009 expiration for a ten-year term from October 2006 through September 2016.  The new rent, which is roughly equivalent to the then current, fully escalated rental rate, was determined by taking a recent transaction at the Property and reducing the rent by the costs not incurred by the Company in the Malkin Holdings renewal (as the Malkin Holdings renewal involves no free rent, base building work, tenant installation allowance, or commission paid to any broker).  Malkin Holdings also surrendered its semi-annual cancellation right until October 2009, thereby reducing the Property’s substantial rollover exposure in 2007 through April 2009.  Electricity is now billed to Malkin Holdings via sub meter, consistent with other full floor tenants.

Following are rent payments (including escalations and expense reimbursements) made by Malkin Holdings:

Rent Paid by Related Parties

                                                                    Years Ended December 31,

2009                     2008

Malkin Holdings

$1,088,603

$ 962,001

Peter L. Malkin, a member of Malkin Holdings LLC, was elected to the Board of the Grand Central Partnership, Inc. for a two-year term commencing January 1, 2007 and re-elected for another two-year term commencing January 1, 2009.  The Grand Central Partnership is a month-to-month tenant in the Property commencing March 1, 1998 for 206 rentable square feet at an annual rental of $1,200.  The lease to the Grand Central Partnership is on the same terms and conditions as other space it had previously occupied in the building under a lease dated July 24, 1997.

6. Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2009 are as follows:

Years ending December 31,

2010

$

39,630,000

2011

34,770,000

2012

29,940,000

2013

23,110,000

2014

16,430,000

Thereafter

40,810,000

$

184,690,000

The above table includes $5,343,000 from Malkin Holdings LLC.

7. Management Fee

The Company has engaged Newmark Knight Frank to lease and manage the Property.  Pursuant to the management agreement, the management fee is equal to 1% of total collected proceeds per month with a cap of $350,000 per annum (which is reduced by the service fee on interest income earned on tenants’ security deposits).  For the years 2009 and 2008, the management fee totaled $301,043 and $299,934, respectively.

A portion of the Company’s cash is held in accounts in the custody of the managing agent.  These amounts are shown as “Due from managing agent.”

8. Multiemployer Pension Plan

 In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans.  The plans cover all of the Company’s janitorial and engineering employees who are members of the union.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  The Company incurred pension expense (which is included in payroll and related costs) of approximately $223,000 and $225,000 for the years ended December 31, 2009 and 2008, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability.  Management has no intention of undertaking any action which could subject the Company to the obligation.