Form 10-Q
period 2010-03-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2010-08-06
CIK 90794

60 East 42nd St. Associates L.L.C.

March 31, 2010

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐

Smaller Reporting Company ☒

60 East 42nd St. Associates L.L.C.

March 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets	March 31, 2010	December 31, 2009
Real estate:
Building	$16,960,000	$16,960,000
Less, accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	65,986,655	65,986,655
Less, accumulated depreciation	10,851,789	10,439,517
	55,134,866	55,547,138
Land	7,240,000	7,240,000
Total real estate, net	62,374,866	62,787,138

Cash and cash equivalents	16,803,813	16,810,403

Leasing commissions	4,109,821	4,109,821
Less, accumulated amortization	2,414,205	2,298,166
	1,695,616	1,811,655

Mortgage refinancing costs	2,873,632	2,870,801
Less, accumulated amortization	1,188,899	1,097,995
	1,684,733	1,772,806
Total assets	$82,559,028	$83,182,002

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$95,321,630	$95,840,990
Accrued mortgage interest	446,204	448,598
Payable to lessee, a related party	-	685
Building improvement costs payable	350,037	350,037
Accrued expenses	219	700
Total liabilities	96,118,090	96,641,010
Commitments and contingencies	-	-
Members’ deficiency	(13,559,062)	(13,459,008)
Total liabilities and members’ deficiency	$82,559,028	$83,182,002

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2010

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Revenue:
Basic rent income, from a related party	$ 1,868,768	$ 1,529,514
Advances of additional rent income from a related party	263,450	263,450
Total rent income	2,132,218	1,792,964
Dividend income	407	850
Total revenue	2,132,625	1,793,814
Expenses:
Interest on mortgages	1,341,014	1,086,002
Supervisory services, to a related party	7,845	7,845
Depreciation of building improvements and equipment	412,272	412,420
Amortization of leasing commissions	116,039	165,209
Amortization of mortgage refinancing costs	90,904	52,777
Fees and miscellaneous	3,000	31,000
Total expenses	1,971,074	1,755,253
Net Income	$161,551	$ 38,561
Income per $10,000 participation unit, based on 700 participation units outstanding during each period	$230.79	$ 55.09
Distributions per $10,000 participation unit consisted of the following:
Income	$ 230.79	$ 55.09
Return of capital	142.93	318.63
Total distributions	$ 373.72	$373.72

At March 31, 2010 and 2009, there were 700 units (at $10,000 per unit) of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2010

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

(Unaudited)

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2010	December 31, 2009
Members’ deficiency:
January 1, 2010	$(13,459,008)
January 1, 2009		$(12,635,234)
Add net income:
January 1, 2010 through March 31, 2010	161,551	-
January 1, 2009 through December 31, 2009	-	2,362,310
	(13,297,457)	(10,272,924)
Less distributions:
Monthly distributions:
January 1, 2010 through March 31, 2010	261,605	-
January 1, 2009 through December 31, 2009	-	1,046,420
Additional distribution on November 30, 2009	-	2,139,664
Total distributions	261,605	3,186,084
Members’ deficiency:
March 31, 2010	$(13,559,062)
December 31, 2009		$(13,459,008)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2010

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Month Ended March 31, 2009
Cash flows from operating activities:
Net income	$ 161,551	$ 38,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	412,272	412,420
Amortization of leasing commissions	116,039	165,209
Amortization of mortgage refinancing costs	90,904	52,777
Change in accrued mortgage interest and other expenses	(2,875)	(2,639)

Net cash provided by operating activities	777,891	666,328

Cash flows from investing activities:
Change in receivable from participants	-	(18,115)

Net cash used in investing activities	-	(18,115)

Cash flows from financing activities:
Payments for financing costs	(2,831)	-
Decrease in due to lessee	(685)	-
Repayment of mortgages payable	(519,360)	(435,574)
Distributions to participants	(261,605)	(261,605)

Net cash used in financing activities	(784,481)	(697,179)

Net decrease in cash and cash equivalents	(6,590)	(48,966)
Cash and cash equivalents, beginning of period	16,810,403	1,352,727
Cash and cash equivalents, end of period	$16,803,813	$ 1,303,761

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,343,408	$ 1,087,940

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2010

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2010 and its results of operations and cash flows for the three months ended March 31, 2010 and 2009. Information included in the condensed balance sheet as of December 31, 2009 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2009 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any interim period or the full year.

Note B Organization

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to One Grand Central Place, formerly known as the Lincoln Building, at the address 60 East 42nd Street, New York, New York (the “Building”) and the land thereunder (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties.  Registrant's members ("Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the “Agents"), each of whom also acts as an agent  for holders of participations (“Participations”) in his respective member interest in Registrant (the "Participants").  The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee.  See Note E below.

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

For the lease year ended September 30, 2009, Lessee reported net operating income of $6,034,082. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2009 and Further Additional Rent of $2,490,139 subsequent to September 30, 2009.  The Further Additional Rent of $2,490,139 represents 50% of the excess of the Lessee’s net operating income of $6,034,082 over $1,053,800. After deducting $100,000 for general contingencies, $237,741 as an additional required payment to Supervisor (See Note E), $6,000 for annual New York State filing fees and $6,734 for professional fees, the balance of $2,139,664 was distributed by Registrant to the Participants on November 30, 2009.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Additional Rent income received from October 1st to December 31st but does not include any portion of Further Additional Rent based on the Lessee’s operations during that period.

Note D Mortgages Payable

On November 29, 2004, a new first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at March 31, 2010 the balance is $79,401,330. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009 Registrant concluded an additional $16,000,000 loan with Prudential Insurance Company of America secured by a mortgage on the Property, subordinate to the first mortgage and to be used for capital improvements. The new loan requires payments of interest at 7% per annum and principal in the amount of $113,085 calculated on a twenty-five year amortization schedule and is co-terminus with the first mortgage. At March 31, 2010, the balance is $15,920,301. The mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $94,341,000 as of March 31, 2010.

Mortgage financing costs of $2,873,632 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of March 31, 2010, the Registrant had incurred costs related to the Program of $64,412,520 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted above, the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing will be funded out of  Lessee’s operating cash flow.

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

Registrant pays Supervisor for special supervisory services at hourly rates. No remuneration was paid by Registrant during the three-month periods ended March 31, 2010 and 2009 to any of the Members as such.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2010 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee.  As of March 31, 2010, entities for the benefit of Peter L. Malkin’s family own member interests in Lessee.  The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, entities ownership of member interests for the benefit of family members  in Lessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee.  However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

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

              Financial Condition and Results of Operations

Registrant was organized for the purpose of acquiring the Property subject to an operating lease held by Lessee.  Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services.  Registrant is required to pay from Additional Rent and Further Additional Rent an Additional Payment to Supervisor and other expenses and then to distribute the balance of such Additional Rent and Further Additional Rent less any additions to contingency reserves to the Participants. See Note C to the condensed financial statements herein. Pursuant to the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property.  Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.  The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Registrant does not pay dividends. During the three-month period ended March 31, 2010, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation).  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2009, Registrant made an additional distribution of $3,057 for each $10,000 Participation.  Such distribution is derived from Further Additional Rent paid by the Lessee subsequent to September 30, 2009 in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, annual New York State filing fees, professional fees and general contingencies.  See Notes C and D to the condensed financial statements herein.

  The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total revenues increased for the three-month period ended March 31, 2010 as compared with the corresponding period of the prior year.  Such increase is the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend income for the three-month period ended March 31, 2010 as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended March 31, 2010 as compared with the corresponding period of the prior year.  Such increase for the three month period was the net result of an increase in interest on the mortgages payable, a decrease in amortization of leasing commissions, an increase in amortization of mortgage refinancing costs and a decrease in fees and miscellaneous expense for the three month period ended March 31, 2010 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has increased at March 31, 2010 as compared with March 31, 2009 due to proceeds of the additional $16,000,000 mortgage. Registrant may from time to time set cash aside for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the First Mortgage commenced August 5, 2007, calculated on a 25-year amortization schedule. Amortization payments due under the additional $16,000,000 loan commenced December 5, 2009 calculated on a 25-year amortization schedule. The mortgages mature on November 5, 2014 at which time the aggregate principal balance due will be $84,411,371. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity.  Therefore, repayment of the mortgages will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical real estate trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the mortgage balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing.  However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$95,321,630	$2,150,616	$4,674,519	$88,496,495	$ 0
Interest Obligations	23,636,342	5,300,458	10,227,628	8,108,256	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$118,957,972	$7,451,074	$14,902,147	$96,604,751	$ 0

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2009.

Security Ownership

As of March 31, 2010, the Members in Registrant owned of record and beneficially an aggregate $28,333 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of March 31, 2010, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

Malkin Holdings LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings LLC and Mr. Malkin.  Malkin Holdings LLC and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements included in this Form 10-Q.  As a result of an August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

60 East 42nd St. Associates L.L.C.

March 31, 2010

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

March 31, 2010

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

Dated: August 6, 2010

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

Dated: August 6, 2010

__________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

60 East 42nd St. Associates L.L.C.

March 31, 2010

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

Date: August 6, 2010

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

March 31, 2010

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

Date: August 6, 2010

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

March 31, 2010

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a)  or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 6, 2010

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

March 31, 2010

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 6, 2010

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