Form 10-Q
period 2010-06-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2010-10-14
CIK 90794

60 East 42nd St. Associates L.L.C.

June 30, 2010

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes ☐  No ☒ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer☐  Non-Accelerated Filer ☐

Smaller Reporting Company ☒

60 East 42nd St. Associates L.L.C.

June 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets	June 30, 2010	December 31, 2009
Real estate:
Building	$16,960,000	$16,960,000
Less: accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	67,494,118	65,986,655
Less: accumulated depreciation	11,272,126	10,439,517
	56,221,992	55,547,138
Land	7,240,000	7,240,000
Total real estate, net	63,461,992	62,787,138

Cash and cash equivalents	16,801,844	16,810,403
Receivable from participants re: NYS estimated tax	2,165	-

Leasing commissions	4,109,821	4,109,821
Less: accumulated amortization	2,506,494	2,298,166
	1,603,327	1,811,655

Mortgage refinancing costs	2,873,632	2,870,801
Less: accumulated amortization	1,279,804	1,097,995
	1,593,828	1,772,806
Total assets	$83,463,156	$83,182,002

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$94,795,055	$95,840,990
Accrued mortgage interest	443,777	448,598
Payable to lessee, a related party	1,507,463	685
Building improvement costs payable	350,037	350,037
Accrued expenses	-	700
Total liabilities	97,096,332	96,641,010
Commitments and contingencies	-	-
Members’ deficiency	(13,633,176)	(13,459,008)
Total liabilities and members’ deficiency	$83,463,156	$83,182,002

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

June 30, 2010

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2010 2009		2010 2009
Revenue:
Basic rent income, from a related party	$1,868,769	$1,529,515	$3,737,537	$3,059,029
Advance of additional rent income, from a related party	263,450	263,450	526,900	526,900
Total rent income	2,132,219	1,792,965	4,264,437	3,585,929
Dividend income	414	624	821	1,474
Total revenue	2,132,633	1,793,589	4,265,258	3,587,403

Expenses:
Interest on mortgages	1,333,766	1,080,135	2,674,780	2,166,137
Supervisory services, to a related party	7,845	7,845	15,690	15,690
Depreciation of building improvements and equipment	420,337	412,420	832,609	824,840
Amortization of leasing commissions	92,289	126,591	208,328	291,800
Amortization of mortgage refinancing costs	90,905	52,777	181,809	105,554
Fees and miscellaneous	-	3,026	3,000	34,026
Total expenses	1,945,142	1,682,794	3,916,216	3,438,047
Net Income	$187,491	$110,795	$349,042	$149,356
Income per $10,000 participation unit, based on 700 participation units outstanding during each period	$267.84	$158.28	$498.63	$213.37
Distributions per $10,000 participation unit consisted of the following:
Income	$267.84	$158.28	$498.63	$213.37
Return of capital	105.88	215.44	248.81	534.07
Total distributions	$373.72	$373.72	$747.44	$747.44

At June 30, 2010 and 2009, there were 700 units (at $10,000 per unit) of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

June 30, 2010

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

(Unaudited)

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2010	December 31, 2009
Members’ deficiency:
January 1, 2010	$(13,459,008)
January 1, 2009		$(12,635,234)
Add net income:
January 1, 2010 through June 30, 2010	349,042	-
January 1, 2009 through December 31, 2009	-	2,362,310
	(13,109,966)	(10,272,924)
Less distributions:
Monthly distributions:
January 1, 2010 through June 30, 2010	523,210	-
January 1, 2009 through December 31, 2009	-	1,046,420
Additional distribution on November 30, 2009	-	2,139,664
Total distributions	523,210	3,186,084
Members’ deficiency:
June 30, 2010	$(13,633,176)
December 31, 2009		$(13,459,008)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

June 30, 2010

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Month Ended June 30, 2009
Cash flows from operating activities:
Net income	$349,042	$149,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	832,609	824,840
Amortization of leasing commissions	208,328	291,800
Amortization of mortgage refinancing costs	181,809	105,554
Change in accrued mortgage interest and other expenses	(5,521)	(4,604)

Net cash provided by operating activities	1,566,267	1,366,946

Cash flows from investing activities:
Change in receivable from participants	(2,165)	(77,355)
Purchase of building improvements and equipment	(1,507,463)	-

Net cash used in investing activities	(1,509,628)	(77,355)

Cash flows from financing activities:
Payments for financing costs	(2,831)	-
Increase (decrease) in due to lessee	1,506,778	(585)
Repayment of mortgages payable	(1,045,935)	(876,989)
Distributions to participants	(523,210)	(523,210)

Net cash used in financing activities	(65,198)	(1,400,784)

Net decrease in cash and cash equivalents	(8,559)	(111,193)
Cash and cash equivalents, beginning of period	16,810,403	1,352,727
Cash and cash equivalents, end of period	$16,801,844	$1,241,534

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,679,601	$2,170,039

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

June 30, 2010

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2010 and its results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. Information included in the condensed balance sheet as of December 31, 2009 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2009 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

The Lease also requires an advance against Additional Rent equal to, on an annual basis,  the lesser of (x) Lessee's net operating income for the preceding lease year or (y) $1,053,800 which is recorded in revenue in monthly installments of $87,817, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee's net operating income for any lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess.  After the Participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent.

Lessee is required to make an annual payment to Registrant of Further Additional Rent, which, as explained above, is the amount representing 50% of the remaining net operating income reported by Lessee for the lease year ending September 30th after deducting the advance against Additional Rent. The Lease requires that the report be delivered by Lessee to Registrant annually within 60 days after the end of each such lease year. Since it is not practicable to estimate Further Additional Rent for the lease year ending on September 30th which would be allocable to the first nine months of the lease year until Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Registrant recognizes Further Additional Rent when earned from the Lessee at the close of the lease year ending September 30th and records such amount in revenue in the three months ended September 30th.

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

Note D Mortgages Payable

On November 29, 2004, a new first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at June 30, 2010 the balance is $78,935,758. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009 Registrant concluded an additional $16,000,000 loan with Prudential Insurance Company of America secured by a mortgage on the Property, subordinate to the first mortgage and to be used for capital improvements. The new loan requires payments of interest at 7% per annum and principal in the amount of $113,085 calculated on a twenty-five year amortization schedule and is co-terminus with the first mortgage. At June 30, 2010, the balance is $15,859,297. The mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $93,883,000 as of June 30, 2010.

Mortgage financing costs of $2,873,632 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of June 30, 2010, the Registrant had incurred costs related to the Program of $65,919,983 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted above, the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing will be funded out of  Lessee’s operating cash flow.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The basic fee has been payable at the rate of $24,000 per annum, payable $2,000 per month, since October 1, 1958. The Agents have approved an increase in such fee in an amount equal to the increase in the consumer price index since such date, resulting in an increase in the basic fee to $180,000 per annum effective July 1, 2010. The basic fee will be subject to further increase in accordance with any future increase in the consumer price index. The fee is payable (i) not less than $2,000 per month and (ii) the balance out of available reserves from Further Additional Rent. If Further Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Further Additional Rent is sufficient. In addition, the Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

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

Registrant pays Supervisor for other services at hourly rates. No remuneration was paid by Registrant during the six-month periods ended June 30, 2010 and 2009 to any of the Members as such.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2010 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee.  As of June 30, 2010, entities for the benefit of Peter L. Malkin’s family own member interests in Lessee.  The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, entities ownership of member interests for the benefit of family members  in Lessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee.  However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

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

Registrant does not pay dividends. During the six-month period ended June 30, 2010, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation).  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

  The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total revenues increased for the three and six-month periods ended June 30, 2010 as compared with the corresponding periods of the prior year.  Such increase is the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend income for the three and six-month periods ended June 30, 2010 as compared with the corresponding periods of the prior year.

Total expenses increased for the three and six-month periods ended June 30, 2010 as compared with the corresponding periods of the prior year.  Such increase for the three and six-month periods was the net result of an increase in interest on the mortgages payable and depreciation of building improvements, a decrease in amortization of leasing commissions, an increase in amortization of mortgage refinancing costs and a decrease in fees and miscellaneous expense for the three and six-month periods ended June 30, 2010 as compared with the corresponding periods of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has increased at June 30, 2010 as compared with June 30, 2009 due to proceeds of the additional $16,000,000 mortgage. Registrant may from time to time set cash aside for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$94,795,055	$2,180,505	$4,739,536	$87,875,014	$0
Interest Obligations	22,300,150	5,270,569	10,162,611	6,866,970	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$117,095,205	$7,451,074	$14,902,147	$94,741,984	$0

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2009.

Security Ownership

As of June 30, 2010, the Members in Registrant owned of record and beneficially an aggregate $28,333 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of June 30, 2010, certain of the Members in Registrant held additional Participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,047 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $156,668 of Participations.  Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Trusts for the benefit of members of Anthony E. Malkin's family owned of record and beneficially $40,000 of Participations.  Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

June 30, 2010

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

3 (c)	Registrant’s Consent and Operating Agreement dated as of November 28, 2001
3 (d)	Certificate of Conversion of Registrant to a limited liability company dated November 28, 2001 filed with the New York Secretary of State on December 3, 2001.
10 (g)	Amendment to Registrant’s Operating Agreement as of July 1, 2010 which is being filed under Item 10(g) of Registrant's Form 10-Q for the fiscal period ended June 30, 2010.
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

June 30, 2010

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

Dated: October 14, 2010

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

Dated: October 14, 2010

__________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

60 East 42nd St. Associates L.L.C.

June 30, 2010

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

Date: October 14, 2010

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

June 30, 2010

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

Date: October 14, 2010

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

June 30, 2010

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a)  or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 14, 2010

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

June 30, 2010

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 14, 2010

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