Form 10-Q
period 2010-09-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2010-12-20
CIK 90794

60 East 42nd St. Associates L.L.C.

September 30, 2010

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer☐

Smaller Reporting Company ☒

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets	September 30, 2010	December 31, 2009
Real estate:
Building	$16,960,000	$16,960,000
Less: accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	69,226,276	65,986,655
Less: accumulated depreciation	11,700,803	10,439,517
	57,525,473	55,547,138
Tenant improvements	2,600,983	-
Less: accumulated depreciation	86,936	-
	2,514,047	-
Land	7,240,000	7,240,000
Total real estate, net	67,279,520	62,787,138

Cash and cash equivalents	13,642,324	16,810,403
Receivable from lessee	55,347	-
Receivable from participants re: NYS estimated tax	3,357	-

Leasing commissions	4,109,821	4,109,821
Less: accumulated amortization	2,596,830	2,298,166
	1,512,991	1,811,655

Mortgage refinancing costs	2,873,632	2,870,801
Less: accumulated amortization	1,370,708	1,097,995
	1,502,924	1,772,806
Total assets	$83,996,463	$83,182,002
Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$94,261,162	$95,840,990
Accrued mortgage interest	442,315	448,598
Accrued supervisory fees	39,000	-
Payable to lessee, a related party	2,724,732	685
Building improvement costs payable	350,037	350,037
Accrued expenses	-	700
Total liabilities	97,817,246	96,641,010
Commitments and contingencies	-	-
Members’ deficiency	(13,820,783)	(13,459,008)
Total liabilities and members’ deficiency	$83,996,463	$83,182,002

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

September 30, 2010

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010 2009		2010 2009
Revenue:
Basic rent income, from a related party	$ 1,868,517	$ 1,529,514	$5,606,054	$4,588,543
Advance of additional rent income, from a related party	263,450	263,450	790,350	790,350
Further additional rent from a related party	55,347	2,490,139	55,347	2,490,139
Total rent income	2,187,314	4,283,103	6,451,751	7,869,032
Dividend income	398	300	1,219	1,774
Total revenue	2,187,712	4,283,403	6,452,970	7,870,806

Expenses:
Interest on mortgages	1,327,414	1,074,189	4,002,194	3,240,326
Supervisory services, to a related party	46,845	7,845	62,535	23,535
Additional payment for services to supervisor, a related party	-	237,741	-	237,741
Depreciation of improvements and equipment	515,613	412,420	1,348,222	1,237,260
Amortization of leasing commissions	90,336	123,161	298,664	414,961
Amortization of mortgage refinancing costs	90,904	52,777	272,713	158,331
Fees and miscellaneous	42,602	3,708	45,602	37,734
Total expenses	2,113,714	1,911,841	6,029,930	5,349,888
Net Income	$73,998	$2,371,562	$423,040	$2,520,918
Income per $10,000 participation unit, based on 700 participation units outstanding during each period	$105.71	$3,387.94	$604.34	$3,601.31
Distributions per $10,000 participation unit consisted of the following:
Income	$105.71	$373.72	$604.34	$1,121.16
Return of capital	268.01	0	516.82	0
Total distributions	$373.72	$373.72	$1,121.16	$1,121.16

At September 30, 2010 and 2009, there were 700 units (at $10,000 per unit) of participation units outstanding.

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

September 30, 2010

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

(Unaudited)

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2010	December 31, 2009
Members’ deficiency:
January 1, 2010	$(13,459,008)
January 1, 2009		$(12,635,234)
Add net income:
January 1, 2010 through September 30, 2010	423,040	-
January 1, 2009 through December 31, 2009	-	2,362,310
	(13,035,968)	(10,272,924)
Less distributions:
Monthly distributions:
January 1, 2010 through September 30, 2010	784,815	-
January 1, 2009 through December 31, 2009	-	1,046,420
Additional distribution on November 30, 2009	-	2,139,664
Total distributions	784,815	3,186,084
Members’ deficiency:
September 30, 2010	$(13,820,783)
December 31, 2009		$(13,459,008)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

September 30, 2010

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Month Ended September 30, 2009
Cash flows from operating activities:
Net income	$423,040	$2,520,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of improvements and equipment	1,348,222	1,237,260
Amortization of leasing commissions	298,664	414,961
Amortization of mortgage refinancing costs	272,713	158,331
Change in further additional rent due from lessee	(55,347)	(2,490,139)
Change in accrued supervisory fees	39,000
Change in accrued additional payment to supervisor	-	237,741
Change in accrued mortgage interest and other expenses	(6,983)	(6,594)

Net cash provided by operating activities	2,319,309	2,072,478

Cash flows from investing activities:
Change in receivable from participants	(3,357)	(89,960)
Purchase of building improvements and equipment	(3,239,621)	-
Purchase of tenant improvements	(2,600,983)	-

Net cash provided by (used in) investing activities	(5,843,961)	(89,960)

Cash flows from financing activities:
Payments for financing costs	(2,831)	(16,000)
Change in other assets	-	(320,000)
Increase (decrease) in due to lessee	2,724,047	(585)
Repayment of mortgages payable	(1,579,828)	(1,324,324)
Distributions to participants	(784,815)	(784,815)

Net cash provided by (used in) financing activities	356,573	(2,445,724)

Net decrease in cash and cash equivalents	(3,168,079)	(463,206)
Cash and cash equivalents, beginning of period	16,810,403	1,352,727
Cash and cash equivalents, end of period	$13,642,324	$889,521

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,008,477	$3,246,219

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

September 30, 2010

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2010 and its results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. Information included in the condensed balance sheet as of December 31, 2009 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2009 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any interim period or the full year.

Note B Organization

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to One Grand Central Place, formerly known as the Lincoln Building, at the address 60 East 42nd Street, New York, New York (the “Building”) and the land there under (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties.  Registrant's members ("Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the “Agents"), each of whom also acts as an agent  for holders of participations (“Participations”) in his respective member interest in Registrant (the "Participants").  The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee.  See Note E below.

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

The Lease provides that Lessee is required to pay rent to Registrant as follows:

(i)

annual basic rent ("Basic Rent") equal to the sum of $24,000 plus the constant annual mortgage charges on all mortgages. In accordance with the Ninth Lease Modification Agreement dated November 5, 2009, Basic Rent was increased to cover debt service on a $100,000,000 mortgage. See Note D. Basic Rent will be increased or decreased upon the refinancing of the mortgages provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $100,000,000 plus refinancing costs.

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

.

For the lease year ended September 30, 2010, Lessee reported net operating income of $1,164,498. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2010 and Further Additional Rent of $55,347 subsequent to September 30, 2010.  The Further Additional Rent of $55,347 represents 50% of the excess of the Lessee’s net operating income of $1,164,498 over $1,053,800. During November 2010 Registrant did not make any additional distribution of Further Additional Rent received for the lease year ending September 30, 2010 to Participants but added to the contingency reserves of Registrant.

Note D Mortgages Payable

On November 29, 2004, a new first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at September 30, 2010 the balance is $78,463,942. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009 Registrant concluded an additional $16,000,000 loan with Prudential Insurance Company of America secured by a mortgage on the Property, subordinate to the first mortgage and to be used for capital improvements. The new loan requires payments of interest at 7% per annum and principal in the amount of $113,085 calculated on a twenty-five year amortization schedule and is co-terminus with the first mortgage. At September 30, 2010, the balance is $15,797,220. The mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $95,045,000 as of September 30, 2010.

Mortgage financing costs of $2,873,632 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of September 30, 2010, the Registrant had incurred costs related to the Program of $70,253,124 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted above, the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing will be funded out of Lessee’s operating cash flow.

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

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $46,845 and $62,535, respectively, attributable to each of the three and nine-month periods ended September 30, 2010, consisting of the basic supervisory fee at the rate of $24,000 p.a. for the first six months of 2010 and at the annual rate $180,000 for the quarter ended September 30, 2010. Supervisory fees were $7,845 and $23,535 for the three and nine-month periods ended September 30, 2009. No remuneration was paid during the three and nine-month periods ended September 30, 2010 and 2009 by Registrant to any of the Members.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2010 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee.  As of September 30, 2010, entities for the benefit of Peter L. Malkin’s family own member interests in Lessee.  The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, entity ownership of member interests for the benefit of family members in Lessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee.  However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

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

Registrant does not pay dividends. During the nine-month period ended September  30, 2010, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation).  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

During November 2010 Registrant did not make any additional distribution of Further Additional Rent received for the lease year ending September 30, 2010 to Participants but added to the contingency reserves of Registrant. See Notes C and D to the condensed financial statements herein.

  The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total revenues decreased for the three and nine-month periods ended September 30, 2010 as compared with the corresponding periods of the prior year.  Such decrease is the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in Further Additional Rent attributable to the decrease in Lessee’s profit for purposes of determining Further Additional Rent for the three and nine-month periods ended September 30, 2010 as compared with the corresponding periods of the prior year.

Total expenses increased for the three and nine-month periods ended September 30, 2010 as compared with the corresponding periods of the prior year.  Such increase is the net result of an increase in interest on the mortgages payable, an increase in basic supervisory fees, a decrease in the Additional Payment to Supervisor, an increase in depreciation of improvements and equipment, a decrease in amortization of leasing commissions, an increase in amortization of mortgage refinancing costs and an increase in fees and miscellaneous expense for the three and nine-month periods ended September 30, 2010 as compared with the corresponding periods of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has increased at September 30, 2010 as compared with September 30, 2009 due to proceeds of the additional $16,000,000 mortgage. Registrant may from time to time set cash aside for contingencies. Adverse developments in economic, credit and investment markets over the last two years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$94,261,162	$2,210,813	$4,805,466	$87,244,883	$0
Interest Obligations	20,971,435	5,240,261	10,096,681	5,634,493	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$115,232,597	$7,451,074	$14,902,147	$92,879,376	$0

Registrant has advised Participants that the Lessee's operating cash flow in the lease year ending September 30, 2011 will be dedicated largely to tenanting costs and sprinklering work required under Local Law 26 and that preliminary estimates for such lease year indicate Lessee's minimal payment of Further Additional Rent.  Accordingly, Registrant’s extra distribution to Participants in 2011 is expected to be minimal.  As noted in "Forward Looking Statements," the foregoing is based on estimates, and actual results may be materially different.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2009.

Security Ownership

As of September 30, 2010, the Members in Registrant owned of record and beneficially an aggregate $28,333 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of September 30, 2010, certain of the Members in Registrant held additional Participations in Registrant as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,047 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $160,000 of Participations.  Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Trusts for the benefit of members of Anthony E. Malkin's family owned of record and beneficially $40,000 of Participations.  Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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
10 (g)

Amendment to Registrant’s Operating Agreement as of July 1, 2010 which was filed under Item 10(g) of Registrant's Form 10-Q for the fiscal period ended June 30, 2010 and is incorporated by reference as an exhibit hereto.

24

Powers of Attorney dated October 9, 2003,  October 22, 2003 and October 23, 2003 between Partners of Registrant and Mark Labell which is filed as Exhibit 24 to Registrant’s 10-Q for the quarter ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

10(a)

Amendment to Registrant’s Operating Agreement as of July 1, 2010 which was filed under Item 10(a) of Registrant's Form 10-Q for the fiscal period ended June 30, 2010 and is incorporated by reference as an exhibit hereto.

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

September 30, 2010

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

Dated: December 20, 2010

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

Dated: December 20, 2010

__________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

60 East 42nd St. Associates L.L.C.

September 30, 2010

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

Date: December 20, 2010

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

September 30, 2010

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

Date: December 20, 2010

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

September 30, 2010

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a)  or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 20, 2010

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

September 30, 2010

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended September  30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 20, 2010

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