Form 10-K
period 2010-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2011-08-16
CIK 90794

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number 0-2670

60 East 42nd St.. Associates L.L.C.

(Exact name of Registrant as specified in its charter)

A New York Limited Liability Company

13-6077181

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

                                           Identification No.)

One Grand Central Place

60 East 42nd Street

New York, New York 10165

                               (Address of principal executive offices)

(212) 687-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Exchange Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer☐ Accelerated Filer ☐ Non-Accelerated Filer☐

Smaller Reporting Company ☒

PART I

Item 1.

Business.

(a)

General

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to One Grand Central Place (the “Building”), formerly known as the Lincoln Building, at 60 East 42nd Street, New York, New York and the land thereunder (the “Property”). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties. Registrant’s members (“Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the “Agents”), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the “Participants”). Registrant leases the Property to Lincoln Building Associates L.L.C. (“Lessee”) pursuant to an operating lease as modified (the “Lease”), which is currently set to expire on September 30, 2033. See Item 2 below in connection with the granting of additional lease extensions.

Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin’s family. The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”) (formerly Wien & Malkin LLC) One Grand Central Place 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2010, the Building was approximately 83% occupied by 334 tenants who engage in various businesses, including law, accounting, real estate, engineering and advertising. Registrant does not maintain a staff. See Item 2 hereof for additional information concerning the Property.

(b)

Mortgages Payable

On November 29, 2004, a new first mortgage (“Senior Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Senior Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and, at December 31, 2010, the balance is $77,985,800. The Senior Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009, Registrant concluded an additional $16,000,000 loan with Prudential Insurance Company of America secured by a mortgage (“Subordinate Mortgage”) on the Property, subordinate to the Senior Mortgage and to be used for capital improvements. The new loan requires monthly payments of interest at 7% per annum and principal in the amount of $113,085 calculated on a 25-year amortization schedule and is co-terminus with the Senior Mortgage. At December 31, 2010 the balance is $15,734,051. The Subordinate Mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The estimated fair value of Registrant’s mortgage debt based on available market information is $98,783,702 as of December 31, 2010.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

Mortgage refinancing costs of $2,873,632 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

(c)

The Lease

The Lease, as modified, provides that Lessee is required to pay to Registrant as follows:

(i)

annual basic rent (“Basic Rent”) equal to the sum of $24,000 plus the constant annual mortgage charges on all mortgages. In accordance with the Ninth Lease Modification Agreement dated November 5, 2009, Basic Rent was increased to cover debt service on a $100,000,000 mortgage. Basic Rent will be increased or decreased upon the refinancing of the existing mortgage debt, provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $100,000,000, plus refinancing costs.

(ii)

additional rent (“Additional Rent”) equal to, on an annual basis, the lesser of (x) Lessee’s net operating income (as defined) for the lease year ending September 30 or (y) $1,053,800 ($87,817 per month) and further additional rent (“Further Additional Rent”) equal to 50% of any remaining balance of Lessee’s net operating income for such lease year. (Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.)

The Lease also requires an advance against Additional Rent equal to, on an annual basis, the lesser of (x) Lessee’s net operating income for the preceding lease year or (y) $1,053,800, which is recorded in revenue in monthly installments of $87,817 which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant, provided, however, if such advances exceed Lessee’s net operating income for any lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the Participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent.

Lessee is required to make an annual payment to Registrant of Further Additional Rent which, as explained above, is the amount representing 50% of the remaining net operating income reported by Lessee for the lease year ending September 30 after deducting the advance against Additional Rent. The Lease requires that the report be delivered by Lessee to Registrant annually within 60 days after the end of each such lease year. Since it is not practicable to estimate Further Additional Rent for the lease year ending on September 30th which would be allocable to the first nine months of the lease year until Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Registrant recognizes Further Additional Rent when earned from the Lessee at the close of the lease year ending September 30 and records such amount in revenue in the three months ended September 30.

For the lease year ended September 30, 2010, Lessee reported net operating income of $1,164,498. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2010 and Further Additional Rent of $55,347 subsequent to September 30, 2010. The Further Additional Rent of $55,347 represents 50% of the excess of the Lessee’s net operating income of $1,164,498 over $1,053,800. During November 2010, Registrant did not make any additional distribution of Further Additional Rent received for the lease year ending September 30, 2010 to Participants but added such amount to the general contingency reserves of Registrant.

The Lessee may surrender the Lease at the end of any month, upon 60 days’ prior written notice; the liability of the Lessee will end on the effective date of such surrender.

Real estate taxes paid directly by the Lessee totaled $10,594,397 and $10,395,749 for the years ended December 31, 2010 and 2009, respectively.

(d)

Competition

Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is $46.72 per square foot (exclusive of electricity charges and escalation). The asking rents for new leases at the building range from $35 to $55 per square foot.

(e)

Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant’s lease or, if a new tenant, by then existing trends in the rental market for office space.

Item 2.

Property.

Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as One Grand Central Place (formerly the “Lincoln Building”), and the land thereunder (Item 1). Registrant’s fee title to the Property is encumbered by mortgages with unpaid principal balances totaling $93,719,850 at December 31, 2010. For a description of the terms of the mortgages, see Note 3 of the Notes to Financial Statements. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is leased to Lessee. See Item 1 hereof and Note 4 of the Notes to Financial Statements for additional information concerning the Lease.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of December 31, 2010, the Registrant had incurred or accrued costs related to the Program of $70,058,223 and estimates that the cost of the Program upon completion will be approximately $100,000,000, including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Senior Mortgage to up to $100,000,000. As noted in Item 1(b), the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing will be funded out of Lessee’s operating cash flow.

Item 3.

Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Malkin Holdings and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

Item 4.

Submission of Matters to a Vote of Participants.

No matters were submitted to the Participants during the period covered by this report.

PART II

Item 5.

Market for the Registrant’s Common Equity and Related

Security Holder Matters.

Registrant, a limited liability company, was organized on September 25, 1958. Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the membership interests of the Members in Registrant (the “Participations”) and are not shares of common stock or their equivalent. The Participations represent each Participant’s fractional share in a Member’s undivided interest in Registrant. One full unit of the Participations was offered at an original purchase price of $10,000; fractional units were also offered for proportionate purchase prices. Registrant has not repurchased Participations in the past and is not likely to change its policy in the future.

(a)

The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant’s transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2010, Registrant was advised of 43 transfers of Participations. In three instances, the indicated purchase price was equal to 1.5 times the face amount of the Participation transferred, i.e., $10,000 for a $6,667 Participation. In all other cases, no consideration was indicated.

(b)

As of December 31, 2010, there were 837 holders of Participations of record.

(c)

Registrant does not pay dividends. During each of the years ended December 31, 2010 and 2009, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. During November 2010, Registrant did not make any additional distribution of Further Additional Rent received for the lease year ended September 30, 2010, but added such amount to the general contingency reserves of Registrant. On November 30, 2009, Registrant made an additional distribution for each $10,000 Participation of $3,057. Such distribution was derived from Further Additional Rent paid by Lessee subsequent to September 30, 2009 in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, general contingencies, annual New York State filing fees and professional fees. See Item 1 hereof. There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

Item 6.

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2010. This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant.  This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Year ended December 31
	2010	2009	2008	2007	2006

Basic rent income	$7,474,120	$6,343,542	$6,050,507	$4,618,963	$3,278,174

Advance of additional rent income	1,053,800	1,053,800	1,053,800	1,053,800	1,053,800

Further additional rent income	55,347	2,490,139	6,853,701	9,772,882	9,102,338

Miscellaneous income	-	-	-	1,500	-

Dividend income	1,878	2,541	67,550	347,765	140,064

Total revenue	$8,585,145	$9,890,022	$14,025,558	$15,794,910	$13,574,376

Net income	$ 64,399	$2,362,310	$6,516,570	$8,386,847	$7,391,621

Earnings per $10,000 participation unit, based on 700 participation units outstanding during the year	$92	$3,375	$9,309	$11,981	$10,559

Total assets	$81,159,477	$83,182,002	$69,717,778	$77,577,444	$68,193,888

Long-term obligations	$93,719,850	$95,840,990	$81,638,398	$83,323,818	$66,000,000

Distributions per $10,000 participation unit, based on 700 participation units outstanding during the year:
Income	$92	$3,375	$9,309	$11,981	$10,559
Return of capital	1,403	1,177	994	1,723	2,638
Total distributions	$1,495	$4,552	$10,303	$13,704	$13,197

Item 6a.

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2010. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Statement of Income Data:
Basic rent income	$1,868,768	$1,868,769	$1,868,517	$1,868,066
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	55,347	-
Dividend income	407	414	398	659
Total revenue	2,132,625	2,132,633	2,187,712	2,132,175

Interest on mortgages	1,431,918	1,424,671	1,418,318	1,408,865
Supervisory services	7,845	7,845	46,845	46,845
Depreciation of building improvements and equipment	412,272	420,337	515,613	805,089
Amortization of leasing commissions	116,039	92,289	90,336	145,233
Professional fees			42,602	9,674
Accounting fees	-	-	-	75,000
Miscellaneous	3,000	-	-	110
Total expenses	1,971,074	1,945,142	2,113,714	2,490,816

Net income (loss)	$161,551	$187,491	$73,998	$(358,641)
Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$231	$268	$106	$(513)

Item 6a.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Statement of Income Data:
Basic rent income	$1,529,514	$1,529,515	$1,529,514	$1,754,999
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	-	-	2,490,139	-
Dividend income	850	624	300	767
Total revenue	1,793,814	1,793,589	4,283,403	2,019,216

Interest on mortgages	1,138,779	1,132,912	1,126,966	1,332,817
Supervisory services	7,845	7,845	245,586	7,845
Depreciation of building improvements and equipment	412,420	412,420	412,420	412,421
Amortization of leasing commissions	165,209	126,591	123,161	452,092
Miscellaneous	31,000	3,026	3,708	(27,351)
Total expenses	1,755,253	1,682,794	1,911,841	2,177,824

Net income (loss)	$38,561	$110,795	$2,371,562	($158,608)
Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$55	$158	$3,388	($226)

Item 7.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations.

Forward-Looking Statements

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant’s financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009.

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

Revenue Recognition: Basic rental income, as defined in the Lease, is equal to the sum of the constant annual mortgage charges, plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Additional Rent represents a fixed amount of the Lessee’s net operating profit, as defined, in each lease year and is recorded ratably over the twelve-month period. Further Additional Rent, which is based on the net operating profit of the Lessee, as defined, is recorded by Registrant when such amount becomes determinable.

Financial Condition and Results of Operations

Registrant was organized for the purpose of acquiring the Property subject to an operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and amounts for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent an Additional Payment to Supervisor and other expenses and then to distribute the balance of such Additional Rent and Further Additional Rent, less any additions to reserves, to the Participants. Under the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrant’s independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

The following summarizes the material factors affecting Registrant’s results of operations for the two years ended December 31, 2010:

Total revenues decreased for the year ended December 31, 2010 as compared with the year ended December 31, 2009. Such decrease is the net result of an increase in Basic Rent and a decrease in Further Additional Rent received by Registrant in 2010 and a decrease in dividend income. The decrease in Further Additional Rent in 2010 is due to a decrease in Lessee’s operating profit subject to Further Additional Rent.

Total expenses increased for the year ended December 31, 2010 as compared with the year ended December 31, 2009. Such increase is the net result of an increase in interest on the mortgages, depreciation of assets and accounting and professional fees and a decrease in the Additional Payment to Supervisor in 2010.

Registrant’s results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Liquidity and Capital Resources

Registrant’s liquidity has decreased at December 31, 2010 as compared to December 31, 2009 as a result of payments made under the improvement Program. Registrant may from time to time set aside cash for general contingencies. Adverse developments in economic, credit and investment markets over the last two years have impaired general liquidity (although some improvements in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant anticipates that funds for short-term working capital requirements for the Property will be provided by cash on hand and rental payments received from Lessee. Long-term sources of working capital will be provided by rental payments received from Lessee, and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Registrant has the following contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$ 93,719,850	$ 2,241,546	$ 91,478,304	$ 0	$ 0
Interest Obligations	19,649,817	5,209,528	14,440,289	0	0
Basic Supervisory Fee	900,000	180,000	360,000	360,000	*
Total	$ 114,269,667	$ 7,631,074	$ 106,278,593	$ 360,000	$ 0

*

Basic supervisory fee payable to Supervisor is $180,000 per annum effective July 1, 2010, subject to further increase based on any future increase in the Consumer Price Index (“CPI”). Above chart does not reflect such CPI increases or the amount payable in more than five years for each year that such supervisory services continue to be provided.

Inflation

Inflationary trends in the economy do not directly affect Registrant’s operations since, as noted above, Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Lessee. Lessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect the amount of Additional Rent and Further Additional Rent payable by Lessee, which is based on Lessee’s net operating profit.

Item 8.

Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2010 and 2009 and for each of the two years in the period ended December 31, 2010 and the financial statements of the Lessee as of and for the year ended December 31, 2010 are included in this annual report immediately following Exhibit 32.2.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor, after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010, the end of the period covered by this report, has concluded that, as of that date, Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

Registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Registrant’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Registrant’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that Registrant’s receipts and expenditures are being made only in accordance with authorizations of management and members; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Registrant’s Supervisor has concluded that, as of December 31, 2010, Registrant’s internal control over financial reporting was effective.

PART III

Item 10.

Members and Executive Officers of the Registrant.

Registrant has no members or officers or any other centralization of management. There is no specific term of office for any Member. The table below sets forth as to each Member as of December 31, 2010 the following: name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Member:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent

Peter L. Malkin	77	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1970
Anthony E. Malkin	49	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	1997
Thomas N. Keltner, Jr.	65	None	Real Estate Supervision	General Counsel, Malkin Holdings LLC	1996

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

Peter L. Malkin is a member in 250 West 57th St. Associates L.L.C. and a member in Empire State Building Associates L.L.C.

Anthony E. Malkin is a member in 250 West 57th Street Associates L.L.C. and a member in Empire State Building Associates L.L.C.

Thomas N. Keltner, Jr. is a member in Empire State Building Associates L.L.C.

Item 11.

Executive Compensation.

As stated in Item 10 hereof, Registrant has no members or officers or any other centralization of management.

Registrant’s organizational documents do not provide for a board of members or officers. As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings. Registrant pays Supervisor for supervisory services and disbursements. The basic fee has been payable at the rate of $24,000 per annum, payable $2,000 per month, since October 1, 1958. The Agents have approved an increase in such fee in an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the basic fee to $180,000 per annum effective July 1, 2010. The basic fee will be subject to further increase in accordance with any future increase in the Consumer Price Index. The fee is payable (i) not less than $2,000 per month and (ii) the balance out of available reserves from Further Additional Rent. If Further Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Further Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Supervisor also receives an additional payment (“Additional Payment”) equal to 10% of all distributions received by Participants in Registrant in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2010 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution.

Pursuant to such fee arrangements, Registrant paid Supervisor basic fees of $109,380 for supervisory services during the year ended December 31, 2010. The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant’s independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates. No remuneration was paid during the current fiscal year ended December 31, 2010 by Registrant to any of the Members as such.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

(a)

Registrant has no voting securities. See Item 5 hereof. At December 31, 2010, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b)

At December 31, 2010, the Members (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Beneficial Owners	Amount of Beneficial Ownership	Percent of Class

Participations	Anthony E. Malkin One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$ 25,833	0.37%

	Thomas N. Keltner, Jr. One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$ 2,500	0.04%

At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $169,049 of Participations. He disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin’s family owned of record and beneficially $160,000 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $25,000 of Participations. He disclaims any beneficial ownership of such Participations.

Trusts for the benefit of members of Anthony E. Malkin’s family owned of record and beneficially $40,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

(c)

Not applicable.

Item 13.

Certain Relationships and Related Transactions.

(a)

As stated in Items 1 and 10 hereof, Peter L. Malkin, Anthony E. Malkin, and Thomas N. Keltner, Jr. are the three Members in Registrant and also act as Agents for Participants in their respective Participation interests therein. Mr. Peter Malkin is also among the members in Lessee. As a consequence of one of the three Members being a member in Lessee and all three Members holding senior positions at Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective Participating Agreements pursuant to which the Members act as Agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the Agents to act on the Participants’ behalf. Such transactions, among others, include modification and extension of the Lease or the mortgages, or a sale or other disposition of the Property or substantially all of Registrant’s other assets.

See Items 1 and 2 hereof for a description of the terms of the Lease. The respective interests, if any, of the Members in Registrant and Lessee arise solely from ownership of their respective Participations and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interests of the Members in any remuneration paid or given by Registrant to Supervisor arises solely from such Member’s interest in Supervisor.

(b)

Reference is made to paragraph (a) above.

(c)

Not applicable.

(d)

Not applicable.

Item 14.

Principal Accountant Fees and Services.

The fees paid or accrued to Ernst & Young LLP and Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2010 and 2009, respectively, were as follows:

Fee Category	2010	2009

Audit Fees	$ 75,000	$ 53,000
Audit-Related Fees	–	–
Tax Fees	7,500	7,000
All Other Fees	–	–
Total Fees	$ 82,500	$ 60,000

     Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant’s financial statements and review of the interim financial statements included in quarterly reports. The Agents approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor and, therefore, were not reflected as an expense in Registrant’s financial statements.

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

3 (a)

Partnership Agreement, dated September 25, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 0-2670) as Exhibit No. 3 to Registrant’s Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

3 (b)

Amended Business Certificate of Registrant filed with the Clerk of New York County on November 28, 1997, reflecting a change in the Partners of Registrant, was filed as Exhibit 3(b) to Registrant’s 10-Q for the quarter ended March 31, 1998, and is incorporated by reference as an exhibit hereto.

3 (c)	Registrant’s Consent and Operating Agreement dated as of November 28, 2001.
3 (d)	Certificate of Conversion of Registrant to a limited liability company dated November 28, 2001 filed with the New York Secretary of State on December 3, 2001.
4

Form of Participating Agreement, which was filed as Exhibit No. 4 to Registrant’s Form S-1 Registration Statement, as amended (the “Registration Statement”) by letter dated  June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10 (a)

Deed of Lincoln Building to WLKP Realty Corp., which was filed as Exhibit No. 5 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10 (b)

First Mortgage evidenced by a Modification, Extension & Consolidation Agreement, dated March 31, 1954, between WLKP Realty Corp. and The Prudential Insurance Company of America (“Prudential”), which was filed as Exhibit No. 6 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10 (c)

Form of Lease between Registrant and Lincoln Building Associates, which was filed as Exhibit No. 9 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10 (d)

Deed from Lincoln Building Associates to Registrant, dated October 1, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 0-2670) as Exhibit No. 10(d) to Registrant’s Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

10 (e)

Second Modification of Lease Agreement, dated January 1, 1977, which was filed by letter dated March 28, 1980 (Commission File No. 0-2670) as Exhibit II under Item 10(b) of Registrant’s Form 10-K for the fiscal year ended December 31, 1979, is incorporated by reference as an exhibit hereto.

10 (f)

Third Modification of Lease Agreement, which was filed by letter dated March 28, 1980 (Commission File No. 0-2670) as Exhibit II under Item 10(b) of Registrant’s Form 10-K for the fiscal year ended December 31, 1979, is incorporated by reference as an exhibit hereto.

10(g)

Amendment to Registrant’s Operating Agreement as of July 1, 2010 which was filed under Item 10(g) of Registrant’s Form 10-Q for the fiscal period ended June 30, 2010 and is incorporated by reference as an exhibit hereto.

24

Powers of Attorney dated October 9, 2003, October 22, 2003 and October 23, 2003 between the Partners of Registrant and Mark Labell which was filed as Exhibit 24 to Registrant’s 10-Q for the period ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________________

* Page references are based on a sequential numbering system.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 9, 2003, October 22, 2003 and October 23, 2003 (the “Power”).

60 East 42nd St. Associates L.L.C.

(Registrant)

 By: /s/ Mark Labell __________________________________

 Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: August 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By: /s/ Mark Labell __________________________________

 Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: August 16, 2011

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

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of members (or persons performing the equivalent functions):

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

Date: August 16, 2011

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

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of members (or persons performing the equivalent functions):

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

Date: August 16, 2011

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

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of the Sarbanes -Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance, of Malkin Holdings LLC, the Supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 16, 2011

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

of the Sarbanes -Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the Supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 16, 2011

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of Ernst & Young LLP -- Independent Registered Public Accounting Firm

Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Income for the Years Ended December 31, 2010 and 2009

Statements of Members’ Deficiency for the Years Ended December 31, 2010 and 2009

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Financial Statements

SCHEDULE III – Real Estate and Accumulated Depreciation as of December 31, 2010 and 2009

All other schedules are omitted as the information is not required, is not material or is otherwise provided.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying balance sheet of 60 East 42nd St. Associates L.L.C. as of December 31, 2010 and the related statements of income, members' deficiency and cash flows for the year then ended. Our audit also includes the financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the year ended December 31, 2010, also included in this Form 10-K.    These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

Augsut 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

60 East 42nd St. Associates L.L.C.

(a Limited Liability Company)

New York, New York

We have audited the accompanying balance sheet of 60 East 42nd St. Associates L.L.C. ("Associates") as of December 31, 2009 and the related statements of income, members' deficiency and cash flows for the year then ended, and the supporting financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the year ended December 31, 2009, also included in this Form 10-K. These financial statements and the schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Associates is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Associates’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles, and the related financial statement schedule for the year ended December 31, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Margolin, Winer & Evens LLP

Garden City, New York

June 17, 2010

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
BALANCE SHEETS
	December 31
Assets	2010	2009
Real Estate:
Building: One Grand Central Place, located at 60 East 42nd Street
and 301 Madison Avenue, New York, N.Y.	$ 16,960,000	$ 16,960,000
Less: Accumulated depreciation	(16,960,000)	(16,960,000)
	-	-
Building improvements and equipment	66,034,042	65,986,655
Less: Accumulated depreciation	(12,076,880)	(10,439,517)
	53,957,162	55,547,138
Tenant improvements	5,598,316	-
Less: Accumulated depreciation	(515,948)	-
	5,082,368	-
Land	7,240,000	7,240,000
Total real estate, net	66,279,530	62,787,138
Cash and cash equivalents:
Cash in bank	34,677	66,112
Fidelity U.S. Treasury Income Portfolio	11,520,657	16,657,089
Total cash and cash equivalents	11,555,334	16,723,201
Due from Supervisor	87,202	87,202
Receivable from participants – NYS estimated tax	3,357	-
Deferred costs	454,277	-
Leasing commissions, less accumulated amortization of
$2,742,063 in 2010 and $2,298,166 in 2009	1,367,758	1,811,655
Mortgage refinancing costs, less
accumulated amortization of $1,461,613 in
2010 and $1,097,995 in 2009	1,412,019	1,772,806
Total assets	$ 81,159,477	$ 83,182,002
Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$ 93,719,850	$ 95,840,990
Accrued mortgage interest	438,819	448,598
Accrued supervisory fees, a related party	78,000
Payable to Lessee, a related party	1,082,082	350,722
Due to Supervisor	43,555	-
Accrued expenses	238,200	700
Total liabilities	95,600,506	96,641,010
Commitments and contingencies	-	-
Members’ deficiency	(14,441,029)	(13,459,008)
Total liabilities and members' deficiency	$ 81,159,477	$ 83,182,002
See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF INCOME

	Years ended December 31

	2010	2009
Revenues:
Rent income, from a related party	$8,583,267	$9,887,481
Dividend income	1,878	2,541
Total revenues	8,585,145	9,890,022

Expenses:
Interest on mortgages	5,683,772	4,731,474
Supervisory services to a related party	109,380	269,121
Depreciation of building and tenant improvements and equipment	2,153,311	1,649,681
Amortization of leasing commissions	443,897	867,053
Fees for special services, including amounts paid to a related party	52,276	6,734
Accounting fees	75,000	-
Miscellaneous	3,110	3,649
Total expenses	8,520,746	7,527,712

Net income	$64,399	$2,362,310

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each year	$ 92	$ 3,375

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS’ DEFICIENCY

	Members’	Share of		Members’
	Deficiency at	Net Income		Deficiency at
	January 1, 2010	For the Year	Distributions	December 31, 2010
Year Ended December 31, 2010:
Peter L. Malkin Group	$(1,922,716)	9,200	$(149,488)	$(2,063,004)

Thomas N. Keltner, Jr. Group	(1,922,715)	9,200	(149,488)	(2,063,003)

Peter L. Malkin Group	(1,922,715)	9,200	(149,489)	(2,063,004)

Anthony E. Malkin Group	(1,922,715)	9,200	(149,489)	(2,063,004)

Peter L. Malkin Group	(1,922,715)	9,200	(149,489)	(2,063,004)

Peter L. Malkin Group	(1,922,715)	9,199	(149,489)	(2,063,005)

Peter L. Malkin Group	(1,922,717)	9,200	(149,488)	(2,063,005)

TOTALS	$(13,459,008)	$64,399	$(1,046,420)	$(14,441,029)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS’ DEFICIENCY

	Members'	Share of		Members'
	Deficiency at	Net Income		Deficiency at
	January 1, 2009	For the Year	Distributions	December 31, 2009
Year Ended December 31, 2009:

Peter L. Malkin Group	$(1,805,034)	$337,473	$(455,155)	$(1,922,716)

Thomas N. Keltner, Jr. Group	(1,805,033)	337,473	(455,155)	(1,922,715)

Peter L. Malkin Group	(1,805,033)	337,473	(455,155)	(1,922,715)

Anthony E. Malkin Group	(1,805,033)	337,473	(455,155)	(1,922,715)

Peter L. Malkin Group	(1,805,033)	337,473	(455,155)	(1,922,715)

Peter L. Malkin Group	(1,805,033)	337,473	(455,155)	(1,922,715)

Peter L. Malkin Group	(1,805,035)	337,472	(455,154)	(1,922,717)

TOTALS	$(12,635,234)	$2,362,310	$(3,186,084)	$(13,459,008)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$64,399	$2,362,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements and equipment	2,153,311	1,649,681
Amortization of leasing commissions	443,897	867,053
Amortization of mortgage refinancing costs	363,618	236,432
Changes in operating assets and liabilities:
Due to Supervisor	43,555
Accrued mortgage interest and other accrued expenses	(9,779)	85,406
Accrued expenses	237,500
Accrued supervisory fees, a related party	78,000	-
Net cash provided by operating activities	3,374,501	5,200,882
Cash flows from investing activities:
Purchase of building improvements and equipment	(47,387)	-
Increase in payable to Lessee, a related party	731,360	-
Purchase of tenant improvements	(5,598,316)	-
Net cash used in investing activities	(4,914,343)	-

Cash flows from financing activities:
Change in receivable from participants – NYS estimated tax	(3,357)	-
Proceeds of mortgage payable	-	16,000,000
Repayment of mortgages payable	(2,121,140)	(1,797,408)
Financing costs	(2,831)	(759,714)
Distributions to Participants	(1,046,420)	(3,186,084)
Change in due from Supervisor	-	(87,202)
Deferred costs	(454,277)	-
Net cash (used in) provided by financing activities	(3,628,025)	10,169,592

Net (decrease) increase in cash and cash equivalents	(5,167,867)	15,370,474

Cash and cash equivalents, beginning of year	16,723,201	1,352,727
Cash and cash equivalents, end of year	$11,555,334	$16,723,201

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,329,934	$4,409,734

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

Associates’ members are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. each of whom also acts as an agent for holders of participations in his respective member interest in Associates. In the Statements of Members’ Deficiency, each such agent’s representation is referred to as a Group (i.e., Peter L. Malkin represents five Groups, Thomas N. Keltner, Jr. represents one Group and Anthony E. Malkin represents one Group).

2.

Summary of Significant Accounting Policies

a.   Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

b.

Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels. Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

c.

 Land, Building, Building Improvements, Equipment and Depreciation

Real estate, consisting of land, building, building improvements, tenant improvements and equipment, is stated at cost. The building and the building improvements are depreciated using the straight-line basis over their estimated useful lives of 39 years. The building with a cost of $16,960,000 and building improvements with a cost of $1,574,135 at December 31, 2010 and 2009 have been fully depreciated. The tenant improvements are being depreciated over the terms of the individual tenant leases.

In connection with the building improvements program which began in 1999 (Note 11), costs totaling $70,058,223 and $64,412,520 have been incurred through December 31, 2010 and 2009, respectively, for new building improvements ($64,329,907 for 2010 and $64,282,520 for 2009), tenant improvements ($5,598,316 for 2010 and none for 2009) and equipment ($130,000 in 2010 and none in 2009).

d.

  Mortgage Refinancing Costs, Leasing Commissions and Amortization

Mortgage refinancing costs are being amortized ratably over the term of the related mortgages and included in mortgage interest expense.

Leasing commissions (incurred in connection with the building improvements program) represent reimbursements to the Lessee for commissions incurred for new tenants. Leasing commissions are being amortized over the terms of the individual tenant leases.

e.

Revenue Recognition

Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Additional rent represents a fixed amount of the Lessee’s net operating profit, as defined, in each lease year and is recorded ratably over the 12-month period. Further additional rent, which is based on the net operating profit of the Lessee, as defined, is recorded by Associates when such amounts become determinable.

f.

Valuation of Long-Lived Assets

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method. No impairment loss has been recorded in the years ended December 31, 2010 and 2009.

g.

Income Taxes

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates’ taxable income or loss is reportable by its members.

Associates has determined that there are no material uncertain tax positions that require recognition or disclosure in its financial statements.

Taxable years ended December 31, 2007, 2008, 2009 and 2010 are subject to IRS and other jurisdictions’ tax examinations.

At December 31, 2010 and 2009, the reported amounts of Associates’ aggregate net assets exceeded their tax bases by approximately $6,700,000 and $4,700,000, respectively.

h.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

i.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, did not result in any additional disclosures in our financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. We are currently evaluating the impact of the adoption of the remainder of the standard will have on our financial statements. Associates does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

j.

New Accounting Pronouncements

In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP.  This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance will be effective for us beginning with the first interim period in 2012. In accordance with the guidance, we will be required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use. We are currently evaluating the impact the adoption of this standard will have on our financial statements. Associates does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

3.

Mortgages Payable

On November 29, 2004, a new first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for the associated refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Associates is required to make equal monthly payments of $507,838 applied to interest and then principal, calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and, at December 31, 2010, the balance is $77,985,800. The mortgage matures on November 5, 2014, at which time the principal balance will be $69,797,589.

On November 5, 2009, Associates concluded an additional $16,000,000 loan with Prudential Insurance Company of America secured by a mortgage on the property, subordinate to the first mortgage and to be used for capital improvements (the $84,000,000 and $16,000,000 mortgages are referred to as the “Mortgages”). The new loan requires payments of interest at 7% per annum and principal in the amount of $113,085 per month calculated on a 25-year amortization schedule and is co-terminus with the first mortgage. At December 31, 2010, the balance is $15,734,050. The mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The following is a schedule of principal payments on the Mortgages in each of the four years (Mortgages mature in 2014) subsequent to December 31, 2010:

Year ending December 31,
2011	$2,241,545
2012	2,368,853
2013	2,503,464
2014	86,605,988
Total	$93,719,850

The real estate and all sublease rents are pledged as collateral for the Mortgages.

The estimated fair value of Associates’ mortgage debt based on available market information was approximately $98,784,000 and $91,110,000 at December 31, 2010 and 2009, respectively.

The fair values of our mortgages payable are based on discounted cash flow models using currently available market rates assuming the loans are outstanding through maturity and considering the loan to value ratios.

4.

Related Party Transactions - Rent Income

Associates does not operate the property (Note 1). It leases the property to the Lessee pursuant to an operating lease as modified, which is currently set to expire September 30, 2033. The Lease, as modified, provides for an annual basic rent equal to the sum of $24,000 plus the constant annual mortgage charges on all mortgages. In accordance with the Ninth Lease Modification Agreement dated November 5, 2009, basic rent was increased to cover debt service on a $100,000,000 mortgage. The basic rent will be increased or decreased upon the refinancing of the mortgages provided that the aggregate principal balance of all mortgages now or hereafter placed on the property does not exceed $100,000,000, plus refinancing costs.

The Lease, as modified, also provides for payments of total additional rent, as follows:

1.

Advances of additional rent are payable in equal monthly installments totaling an amount equal to the lesser of $1,053,800 ($87,817 per month) or the defined net operating profit of the Lessee during the preceding fiscal year ended September 30 (the "lease year"); and

2.

Further additional rent is payable in an amount equal to 50% of the Lessee's remaining net operating profit, as defined, in each lease year.

Advances of additional rent are billed to and advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $87,817 throughout each year. Since it is not practicable to estimate total additional rent for the lease year ending on the ensuing September 30 which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes further additional rent when earned from the Lessee at the close of the lease year ending September 30.

Payable to Lessee of $1,082,082 and $350,722 at December 31, 2010 and 2009, respectively, represents improvement and tenanting costs advanced by Lessee in connection with the improvement program (Note 11).

Rent income, including total additional rent based on operating profits subject to additional rent, reported by the Lessee of $8,583,267 and $9,887,481 for 2010 and 2009, respectively, was comprised as follows:

	Year ended December 31,

	2010	2009
Basic rent income	$7,474,120	$6,343,542
Advance of additional rent	1,053,800	1,053,800
Further additional rent	55,347	2,490,139
Total additional rent	1,109,147	3,543,939
Rent income	$8,583,267	$9,887,481

As a result of its revenue recognition policy, rental income for the year ending December 31 includes the advances of additional rent income received from October 1 to December 31 but does not include any portion of further additional rent based on the Lessee’s operations during that period.

Under the building improvement program (Note 11), the increase in debt service attributable to an increase in the mortgage is funded by a corresponding increase in basic rent payable by the Lessee.

The Lessee may surrender the lease at the end of any month, upon 60 days’ prior written notice; the liability of the Lessee will end on the effective date of such surrender.

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending December 31,
2011	$7,480,000
2012	7,480,000
2013	7,480,000
2014	6,230,000*
2015	24,000*
Thereafter	416,000*
$29,110,000

*Associates intends to refinance the existing mortgages which mature on November 5, 2014. In accordance with the Ninth Lease Modification Agreement, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after November 2014 from the refinanced debt.

Real estate taxes paid directly by the Lessee for the years ended December 31, 2010 and 2009 totaled $10,594,397 and $10,395,749, respectively.

5.

Related Party Transactions - Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”) (formerly “Wien & Malkin LLC”), a related party. Beneficial interests in Associates and the Lessee are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Basic fees for supervisory services are $180,000 per annum effective July 1, 2010. Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2010 and 2009 totaled $109,380 and $269,121, respectively. Malkin Holdings receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 14% per annum on the initial cash investment of $7,000,000. For tax purposes, such additional payment is treated as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $7,380 and $245,121 for the years ended December 31, 2010 and 2009, respectively.

Malkin Holdings also serves as supervisor for the Lessee, for which it receives a basic annual fee of $383,000, effective January 1, 2010. The basic supervisory fee for the year ended December 31, 2009 was $180,000. For the years ended December 31, 2010 and 2009, Malkin Holdings received $11,370 and $44,333, respectively, from the Lessee in other service fees. Malkin Holdings also receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $400,000 a year. Distributions in respect of Malkin Holdings’ profits interest from the Lessee totaled $460,004 for the years ended December 31, 2010 and 2009.

    6.    Number of Participants

There were 837 and 828 participants in the participating groups at December 31, 2010 and 2009, respectively.

7.

Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.

8.

Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2010 and 2009, based on 700 participation units outstanding during each year, consisted of the following:

	Year ended December 31
	2010	2009
Income	$ 92	$3,375
Return of capital	1,403	1,177
Total distributions	$1,495	$4,552

9.

Concentration of Credit Risk

Associates maintains cash and cash equivalents in a bank and a money market fund (Fidelity U.S. Treasury Income Portfolio). The Federal Deposit Insurance Corporation (“FDIC”) insures each account up to $250,000. At December 31, 2010 and 2009, the bank account is fully insured. Funds in the money market fund were not insured at December 31, 2010 and 2009. Distributions are paid from a cash account held by Malkin Holdings. That account is included on the accompanying balance sheet as “Due from Supervisor.” The funds (approximately $87,000 at December 31, 2010 and 2009) were paid to the participants on January 1, 2011 and 2010, respectively.

10.

Contingencies

Malkin Holdings and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

11.

Building Improvements Program and Agreement to Extend Lease

In 1999, the participants of Associates and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the participants of Associates and the Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the Lease beyond 2083, based on the net present benefit to Associates of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of December 31, 2010, Associates had incurred costs related to the Program of $70,058,223 and estimates that the costs of the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The participants of Associates and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the mortgage to up to $100,000,000. The balance of the costs of the Program will be financed by the new $16,000,000 mortgage and Lessee’s operating cash flow.

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

12.    Subsequent Events

   Subsequent events have been evaluated for potential recognition and disclosure.

SCHEDULE III

60 EAST 42nd ST. ASSOCIATES L.L.C

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

Column		December 31, 2010	December 31, 2009
A	Description
	Land, building and building improvements and equipment situated at One Grand Central Place, 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.
B	Encumbrances
	Prudential Insurance Company at December 31	$93,719,850	$95,840,990
C	Initial cost to company
	Land	$ 7,240,000	$ 7,240,000
	Building	$16,960,000	$16,960,000
D	Cost capitalized subsequent to acquisition
	Building improvements and equipment	$71,632,358	$65,986,655
	Carrying costs	$ None	$ None
E	Gross amount at which carried at close of period
	Land	$ 7,240,000	$ 7,240,000
	Building, building improvements and equipment	88,592,358	82,946,655
	Total	$95,832,358 (a)	$90,186,655 (a)

F	Accumulated depreciation	$29,552,828(b)	$27,399,517(b)

G	Date of construction	1930	1930

H	Date acquired	October 1, 1958	October 1, 1958

I	Life on which depreciation in latest income statements is computed	39 years for building improvements and 7 years for equipment	39 years for building improvements and 7 years for equipment

(a)	Gross amount of real estate
	Balance at January 1	$90,186,655	$90,186,655
	Purchase of building improvements and equipment and construction in progress (expenditures advanced by Lessee, a related party, and recorded by Associates):	5,645,703	-
	Balance at December 31	$95,832,358	$90,186,655
	The aggregate cost of land, building, and improvements, before depreciation, for Federal income tax purposes at December 31, 2010 was $95,702,358.
(b)	Accumulated depreciation
	Balance at January 1	$27,399,517	$25,749,836
	Depreciation: F/Y/E December 31	2,153,311	1,649,681
	Balance at December 31	$29,552,828	$27,399,517

LINCOLN BUILDING ASSOCIATES L.L.C.

FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2009

LINCOLN BUILDING ASSOCIATES L.L.C.

CONTENTS

Reports of Independent Registered Public Accounting Firms

1-2

Financial Statements:

Balance Sheets as of December 31, 2010 and 2009

3

Statements of Income for the years ended December 31, 2010 and 2009

4

Statements of Changes in Members’ Equity for the years

ended December 31, 2010 and 2009                                                                            5

Statements of Cash Flows for the years ended December 31, 2010 and 2009

6

Notes to Financial Statements

7 - 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lincoln Building Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying balance sheet of Lincoln Building Associates L.L.C. as of December 31, 2010 and the related statements of income, changes in members’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Building Associates L.L.C. at December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

July 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lincoln Building Associates L.L.C.

New York, New York

We have audited the accompanying balance sheet of Lincoln Building Associates L.L.C. (a New York limited liability company) (the “Company”) as of December 31, 2009 and the related  statements of income, changes in members’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Building Associates L.L.C. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Margolin, Winer & Evens LLP

Garden City, New York

June 22, 2011

LINCOLN BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,

2010

2009

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold improvements	$ 18,676,938	$ 17,560,249
Subtenant improvements	21,552,926	14,872,906
Equipment	158,132	158,132
	40,387,996	32,591,287
Less accumulated depreciation and amortization	(11,748,530)	(8,405,846)

Net Property	28,639,466	24,185,441

Other Assets:
Cash and cash equivalents (Note 2)	3,415,068	7,458,801
Restricted cash - tenants’ security deposits	5,722,515	5,656,810
Restricted cash - managing agent (Note 7)	917,573	696,626
Rent receivable - net (Note 2)	557,051	906,715
Unbilled rent receivable - net (Note 2)	6,723,487	4,839,677
Due from Lessor (Note 5)	732,045	-
Due from Supervisor	1,038,334	138,334
Prepaid expenses	5,359,887	5,282,123
Deferred charges and other deferred costs, net of
accumulated amortization (Notes 2 and 4)	7,992,306	5,307,894

Total Assets	$ 61,097,732	$ 54,472,421

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 2,983,242	$ 1,156,016
Accrued additional rent due Lessor (Note 5)	770,987	-
Tenants’ security deposits payable	5,722,515	5,656,810
Deferred income (Note 2)	1,958,673	2,120,012

Total Liabilities	11,435,417	8,932,838

Members’ Equity (Note 3)	49,662,315	45,539,583

Total Liabilities and Members’ Equity	$ 61,097,732	$ 54,472,421

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF INCOME

Years Ended December 31,

2010

2009

Revenue (Notes 2, 5 and 6):
Minimum rental revenue	$ 44,065,035	$ 40,894,325
Escalations and expense reimbursements	11,051,151	11,454,181
Other income	1,096,472	4,444,195

Total Revenue	56,212,658	56,792,701

Operating Expenses:
Basic rent expense (Note 5)	7,474,379	6,343,640
Additional rent (Note 5)	1,053,804	1,053,804
Further additional rent (Note 5)	826,334	59,336
Real estate taxes	10,594,397	10,395,749
Payroll and related costs	7,145,280	7,123,354
Repairs and maintenance	4,903,544	5,861,199
Electricity	4,377,112	3,984,164
Utilities	1,651,158	1,197,771
Management fee (Note 7)	309,024	301,043
Supervisory and other fees (Note 5)	843,103	642,580
Professional fees	1,235,776	1,231,873
Insurance, advertising, administrative (Note 2)	1,490.535	1,516,443
Depreciation (Note 2)	3,592,262	2,359,973
Amortization (Note 2)	1,261,944	1,070,214
Bad debts, net (Note 2)	792,452	574,309

Total Operating Expenses	47,551,104	43,715,452

Operating Income	8,661,554	13,077,249

Interest Income	1,174	26,063

Net Income	$ 8,662,728	$ 13,103,312

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Years Ended December 31,

2010

2009

Members’ Equity - beginning of year	$ 45,539,583	$ 36,976,267

Net Income	8,662,728	13,103,312

Distributions	(4,539,996)	(4,539,996)

Members’ Equity - end of year	$ 49,662,315	$ 45,539,583

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,

2010

2009

Cash Flows from Operating Activities:
Net income	$ 8,662,728	$ 13,103,312
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,592,262	2,359,973
Amortization	1,261,944	1,070,214
Bad debt	792,452	574,309
Net change in operating assets and liabilities:
Rent receivable	(442,788)	(716,116)

Due from Supervisor	(900,000)	-
Unbilled rent receivable	(1,883,810)	703,630
Restricted cash - managing agent	(220,947)	(88,127)
Prepaid expenses	(77,764)	(119,766)
Deferred charges - leasing commissions	(3,384,866)	(3,255,175)
Unfunded tenant security deposits	-	(1,028)
Accounts payable and accrued liabilities	1,284,749	(480,984)
Accrued additional rent due Lessor	770,987	(2,430,802)
Deferred income	(161,339)	557,101

Net Cash Provided by Operating Activities	9,293,608	11,276,541

Cash Flows from Investing Activities:
Property additions	(7,611,022)	(14,610,089)
Due from Lessor	(732,045)	-

Net Cash Used in Investing Activities	(8,343,067)	(14,610,089)

Cash Flows from Financing Activities:
Members’ distributions	(4,539,996)	(4,539,996)
Other deferred costs	(454,278)	-

Net Cash Used in Financing Activities	(4,994,274)	(4,539,996)

Net Decrease in Cash and Cash Equivalents	(4,043,733)	(7,873,544)

Cash and Cash Equivalents - beginning of year	7,458,801	15,332,345

Cash and Cash Equivalents - end of year	$ 3,415,068	$ 7,458,801

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business

The Company was originally organized on June 14, 1954 as a general partnership in order to lease and sublease the 1,200,000 square foot office building situated at 60 East 42nd Street, New York, New York (the “Property”).  At December 31, 2010, the Property is approximately 83% occupied.  On November 1, 2002, the Company converted from a general partnership to a New York limited liability company and is now known as Lincoln Building Associates L.L.C. (the “Company”).  Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

The Company commenced operations on June 14, 1954 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

2. Summary of Significant Accounting Policies

Revenue recognition - Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases.  The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rent receivable on the accompanying balance sheets.  Subleases generally contain provisions under which tenants reimburse the Company for a portion of property operating expenses, real estate taxes and other recoverable costs.  Receivables for escalation and expense reimbursements are accrued in the period the related expenses are incurred.  Rental payments received before they are recognized as income are recorded as deferred income.

The Company provides an estimated allowance for uncollectible rent receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant creditworthiness, tenant security deposits (including letters of credit and sublease guarantees provided by the tenant), current economic trends and changes in tenant payment terms.  Rent receivable is shown net of an estimated allowance for doubtful accounts of $66,035 and $189,000 at December 31, 2010 and 2009, respectively.  Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of approximately $356,000 and $311,000 at December 31, 2010 and 2009, respectively.

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

Property - The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.  Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount.  Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset.  No impairment loss has been recorded in the years ended December 31, 2010 and 2009.

Depreciation and amortization - Depreciation is computed by the straight-line method over the estimated useful lives of 39 years for the leasehold improvements and five years for equipment.  Subtenant improvements, leasing commissions and leasing costs are amortized by the straight-line method over the terms of the related tenant subleases.

Repairs and maintenance are charged to expense as incurred.  Expenditures which increase the useful lives of the assets are capitalized.

Income taxes - The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements.  The Company’s taxable income or loss is reportable by its members.

The Company follows the provisions pertaining to uncertain tax positions of Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) 740, Income Taxes, and has determined that there are no material uncertain tax positions that require recognition or disclosure in the financial statements.

Advertising - The Company expenses advertising costs as incurred.

Environmental costs - The Property contains asbestos.  The asbestos is appropriately contained in accordance with current environmental regulations.  As certain demolition of the space occurs, environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed.  Because the obligation to remove the asbestos has an indeterminable settlement date, the Company is unable to reasonably estimate the fair value of this obligation.  Asbestos abatement costs are charged to expense as incurred.

Estimates - The preparation of financial statements in conformity with U.S.  generally accepted accounted principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.  The Company regards the allowance for uncollectible rent (including unbilled rent receivable) as being particularly sensitive.  Further, when subtenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels.  Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

Reclassification – Certain prior year balances have been reclassified to conform with the current year presentation.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, resulted in additional disclosures in our combined financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. Adoption of this guidance did not have a material impact on our financial statements. The Company does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

New Accounting Pronouncements

In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP.  This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance will be effective for us beginning with the first interim period in 2012. In accordance with the guidance, we will be required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use. The adoption of this guidance is not expected to have a material effect on our financial statements. The Company does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

3. Members’ Equity	Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.
4. Deferred Charges

Deferred charges consist of the following as of December 31, 2010 and 2009:

                                                                       2010                    2009

Leasing commissions

$

24,232,961     $ 20,740,883

Leasing costs and other deferred costs

        516,803                62,525

                     24,749,764         20,803,408

Less accumulated amortization

(16,757,458)      (15,495,514)

Total

$

7,992,306        $   5,307,894

5. Related Party Transactions

The Company (the “Lessee”) has entered into a lease agreement with 60 East 42nd St. Associates L.L.C. (the “Lessor”) which is currently set to expire on September 30, 2033.  The Company may terminate the lease on 60 days prior written notice without any further liability.

The lease provides for an annual basic rent equal to the sum of the constant annual mortgage charges incurred on all mortgages by the Lessor (excluding any balloon principal payment due at maturity), plus $24,000.

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

Further additional rent expense is recognized prior to the end of the lease year based on net operating income earned to date, provided it is probable that the Company will generate net operating income for the lease year in such amount as to obligate the Company to pay further additional rent.  In the event it becomes probable that net operating income for the lease year will be insufficient to require the payment of further additional rent, any previously recorded further additional rent would be reversed into income.  As of December 31, 2010 accrued further additional rent attributable to the lease year ending September 30, 2011 was $770,987.  No further additional rent accrual was made as of December 31, 2009.

During 1999, the Company and the Lessor entered into a building improvements program (the “Program”), whereby the Lessor would obtain financing to fund improvements to the Property.  To induce the Company to approve the Program, the Lessor agreed to grant the Company, upon completion of the Program, the right to further extensions of the lease to 2083.  In accord with the 2004 consent program, the Program was further increased to up to $100,000,000.  Such increase would extend the lease beyond 2083, based on the net present benefit to the Lessor of the improvements made.  On November 29, 2004, Lessor obtained a new first mortgage of $84,000,000 (the “Loan”), of which $40,000,000 was used to repay the existing first and second mortgages.  On November 5, 2009, Lessor obtained an additional mortgage financing of $16,000,000 (the “Second Loan”).  The balance of the Loan and the proceeds of the Second Loan will be used to complete currently estimated costs for existing and additional improvements, including subtenant installation and leasing commissions.

The Company is financing the Program and billing the Lessor for the   costs incurred.  The Program (1) grants the ownership of the improvements to the Lessor and acknowledges the Lessor’s intention to finance them through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by the Lessor from an equivalent increase in the basic rent paid by the Company.  Since any further additional rent will be decreased by one-half of that amount, the net effect is to have the Company and the Lessor share the costs of the Program equally, assuming the Company continues to be obligated to pay further additional rent.  At December 31, 2010, the Company recorded a receivable of $732,045 from the Lessor for costs incurred by the Company under the Program.  There was no  receivable from lessor at December 31, 2009.

The Lessor’s Loan is scheduled to mature on November 5, 2014.  The Loan bears interest at 5.34% per annum, payable monthly in arrears.  Commencing August 5, 2007, the Loan requires equal monthly payments of $507,838 applied first to interest at 5.34% per annum, and then principal based on a 25-year amortization period.  No prepayment fee shall be due if the Loan is prepaid during the final 60 days prior to the maturity date.

The Lessor’s Second Loan is scheduled to mature on November 5, 2014 and bears interest at 7% per annum.  The Second Loan requires equal monthly payments of $113,085 applied first to interest at 7% per annum, and then principal based on a 25-year amortization period.  No prepayment fee shall be due if the Second Loan is prepaid during the final 60 days prior to the maturity date.

In connection with the mortgage loans, the Company has assigned all subleases and rents to the lender as additional collateral.

The following is a schedule of future minimum rental payments as of December 31, 2010 (based on the current amount of the Lessor’s outstanding mortgage obligations and assuming the Company does not surrender the lease):

Years ending December 31,

2011

$

7,480,000

2012

7,480,000

2013

7,480,000

2014

6,230,000

2015

*24,000

Thereafter

*416,000

$

29,110,000

*

The Lessor intends to refinance the existing mortgages which mature on November 5, 2014.  In accordance with the Ninth Lease Modification Agreement, basic rent will increase to include the required debt service on the refinanced mortgages.  The above table does not reflect the additional basic rent that will result after November 2014 from the refinanced debt.

As of December 31, 2010, the Lessor had incurred costs related to the Program of approximately $70,000,000 and estimates that costs upon completion will be approximately $100,000,000.  The Lessor has funded and capitalized leasing commissions totaling $4,109,821 as of December 31, 2010.

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (formerly Wien & Malkin LLC), a related party.  Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings LLC and/or their family members.

Fees and payments to Malkin Holdings LLC for the years ended December 31, 2010 and 2009 are as follows:

                                                                        2010          2009

      Basic supervisory fees

$

383,000       $ 180,000

      Service fee on investment income

              99               2,576

      Profits interest

                460,004           460,004

         Total

$

843,103        $

642,580

Malkin Holdings receives an additional payment from the Company equal to 10% of distributions in excess of $400,000 a year.  For tax purposes, such additional payment is treated as a profits interest and Malkin Holdings is treated as a member.  Distributions in respect of Malkin Holdings’ profits interest totaled $460,004 for each of the years ended December 31, 2010 and 2009.  In addition, other fees and disbursements to Malkin Holdings were $78,554 and $41,757 for the years ended December 31, 2010 and 2009, respectively.  The distributions are paid from a cash account held by Malkin Holdings.  That account is reflected on the accompanying balance sheet as “Due from Supervisor.”

For administration and investment of the Company’s supervisory account, Malkin Holdings has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.1% of the account balance), which fee totaled $99 and $2,576 for the years ended December 31, 2010 and 2009, respectively.  Accrued fees of $99 and $2,576 were outstanding as of December 31, 2010 and 2009, respectively.

Malkin Holdings also serves as supervisor for the Company’s Lessor and receives from the Lessor a basic annual fee and a fee based on distributions to its investors, which totaled zero in 2010 and $245,121 in 2009.  Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Malkin Holdings is a tenant of the Company at the Property.  Its office lease was renewed prior to 2008-2009 expiration for a ten-year term from October 2006 through September 2016.  The new rent, which is roughly equivalent to the then current, fully escalated rental rate, was determined by taking a recent transaction at the Property and reducing the rent by the costs not incurred by the Company in the Malkin Holdings renewal (as the Malkin Holdings renewal involves no free rent, base building work, tenant installation allowance, or commission paid to any broker).  Malkin Holdings also surrendered its semi-annual cancellation right until October 2009, thereby reducing the Property’s substantial rollover exposure in 2007 through April 2009.  Electricity is now billed to Malkin Holdings via sub-meter, consistent with other full floor tenants.

Rent payments (including escalations and expense reimbursements) made by Malkin Holdings totaled $1,010,435 and $1,088,603 for the years ended December 31, 2010 and 2009, respectively.

Peter L. Malkin, a member of Malkin Holdings LLC, was elected to the Board of the Grand Central Partnership, Inc. for a two-year term commencing January 1, 2007 and re-elected for another two-year term commencing January 1, 2009.  The Grand Central Partnership, Inc. is a month-to-month tenant in the Property commencing March 1, 1998 for 206 rentable square feet at an annual rental of $1,200.  The lease to the Grand Central Partnership, Inc. is on the same terms and conditions as other space it had previously occupied in the building under a lease dated July 24, 1997.

6. Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of subleases which may expire during the periods, on noncancelable operating subleases in effect at December 31, 2010 are approximately as follows:

Years ending December 31,

2011

$

42,650,000

2012

38,710,000

2013

31,920,000

2014

25,200,000

2015

19,170,000

Thereafter

63,960,000

$

221,610,000

The above table includes an aggregate $4,577,000 from Malkin Holdings LLC.

7. Management Fee

The Company has engaged Newmark Knight Frank to lease and manage the Property.  Pursuant to the management agreement, the management fee is equal to 1% of total collected proceeds per month with a cap of $350,000 per annum (which is reduced by the service fee on interest income earned on tenants’ security deposits).  For the years ended December 31, 2010 and 2009, the management fee totaled $309,024 and $301,043, respectively.

A portion of the Company’s cash is held in accounts in the custody of the managing agent.  These amounts are included in the accompanying balance sheet as “Restricted cash - managing agent.”

8. Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans.  The plans cover all of the Company’s janitorial and engineering employees who are members of the union.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  The Company incurred pension expense (which is included in payroll and related costs) of approximately $224,000 and $223,000 for the years ended December 31, 2010 and 2009, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability.  Management has no intention of undertaking any action which could subject the Company to the obligation.

9. Subsequent Events	The Company has evaluated events and transactions for potential recognition or disclosure through July 27, 2011, the date the financial statements were available to be issued.

See independent accountants’ audit reports.