Form 10-Q
period 2011-03-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2011-09-13
CIK 90794

60 East 42nd St. Associates L.L.C.

March 31, 2011

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒. No ☐.

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐  No ☒ .

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☐

Smaller Reporting Company ☒

60 East 42nd St. Associates L.L.C.

March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets	March 31, 2011	December 31, 2010
Real estate:
Building	$16,960,000	$16,960,000
Less: Accumulated depreciation	16,960,000	16,960,000
	0	0
Building improvements and equipment	66,621,182	66,034,042
Less: Accumulated depreciation	12,492,697	12,076,880
	54,128,485	53,957,162
Tenant improvements	5,793,417	5,598,316
Less: Accumulated depreciation	733,579	515,948
	5,059,838	5,082,368
Land	7,240,000	7,240,000
Total real estate, net	66,428,323	66,279,530

Cash and cash equivalents	11,173,067	11,555,334
Due from Supervisor	87,202	87,202
Other receivable	3,357	3,357
Deferred costs	595,283	454,277
Leasing commissions, less accumulated amortization of $2,822,022 in 2011 and $2,742,063 in 2010	1,287,799	1,367,758
Mortgage refinancing costs, less accumulated amortization of $1,552,517 in 2011 and $1,461,613 in 2010	1,321,115	1,412,019

Total assets	$80,896,146	$81,159,477
Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$93,171,015	$93,719,850
Accrued mortgage interest	436,287	438,819
Accrued supervisory fees, a related party	117,000	78,000
Payable to Lessee, a related party	1,864,411	1,082,082
Due to Supervisor	-	43,555
Accrued expenses	91,250	238,200
Total liabilities	95,679,963	95,600,506
Commitments and contingencies	-	-
Members’ deficiency (At March 31, 2011 and 2010, there were 700 units (at $10,000 per unit) of participation units outstanding)	(14,783,817)	(14,441,029)
Total liabilities and members’ deficiency	$80,896,146	$81,159,477

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2011

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

	For the Three Months
	Ended March 31,
	2011	2010
Revenue:
Basic rent income, a related party	$1,868,514	$ 1,868,768
Advances of additional rent income, a related party	263,450	263,450
Total rent income	2,131,964	2,132,218
Dividend income	280	407
Total revenue	2,132,244	2,132,625
Expenses:
Interest on mortgages	1,402,306	1,431,918
Supervisory services, a related party	46,845	7,845
Depreciation of building and tenant improvements and equipment	633,448	412,272
Amortization of leasing commissions	79,960	116,039
Professional fees, including amounts to a related party	50,868	3,000
Total expenses	2,213,427	1,971,074
Net Income (Loss)	($81,183)	$161,551
Income (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	($115.98)	$230.79
Distributions per $10,000 participation unit consisted of the following:
Income	$ 0	$ 230.79
Return of capital	373.72	142.93
Total distributions	$ 373.72	$ 373.72

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2011

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

(Unaudited)

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2011	December 31, 2010
Members’ deficiency:
January 1, 2011	$(14,441,029)
January 1, 2010		$(13,459,008)
Add net income (loss):
January 1, 2011 through March 31, 2011	(81,183)	-
January 1, 2010 through December 31, 2010	-	64,399
	(14,522,212)	(13,394,609)
Less distributions:
Monthly distributions:
January 1, 2011 through March 31, 2011	261,605	-
January 1, 2010 through December 31, 2010	-	1,046,420
Total distributions	261,605	1,046,420

Members’ deficiency at end of the period:	$(14,783,817)	$(14,441,029)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2011

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Cash flows from operating activities:
Net income (loss)	($81,183)	$ 161,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of building improvements and equipment	633,448	412,272
Amortization of leasing commissions	79,960	116,039
Amortization of mortgage refinancing costs	90,903	90,904
Changes in operating assets and liabilities:
Due to Supervisor	(43,555)	-
Change in accrued mortgage interest and accrued expenses	(149,482)	(2,875)
Change in accrued supervisory fees	39,000	-

Net cash provided by operating activities	569,091	777,891

Cash flows from investing activities:
Purchase of building improvements and equipment	(587,140)	-
Purchase of tenant improvements	(195,101)	-
Increase (decrease) in payable to Lessee	782,329	(685)

Net cash provided by (used in) investing activities	88	(685)

Cash flows from financing activities:
Repayment of mortgages payable	(548,835)	(519,360)
Financing costs	-	(2,831)
Distributions to Participants	(261,605)	(261,605)
Members’ distributions held by Supervisor	-	(87,202)
Deferred costs	(141,006)	-

Net cash used in financing activities	(951,446)	(870,998)

Net decrease in cash and cash equivalents	(382,267)	(93,792)
Cash and cash equivalents, beginning of period	11,555,334	16,810,403
Cash and cash equivalents, end of period	$11,173,067	$16,716,611

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,313,934	$ 1,343,408

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

March 31, 2011

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2011 and its results of operations and cash flows for the three months ended March 31, 2011 and 2010. Information included in the condensed balance sheet as of December 31, 2010 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2010 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any interim period or the full year.

Reclassification

Certain prior year balances have been reclassified to conform with the current period presentation.

Note B Organization

Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to One Grand Central Place, formerly known as the Lincoln Building, at 60 East 42nd Street, New York, New York (the “Building”) and the land there-under (the "Property"). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its Participants from liability to third parties.  Registrant's members ("Members”) are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents"), each of whom also acts as an agent for holders of participations (“participations”) in their respective member interest in Registrant (the "Participants").  The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee.  See Note E below.

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

The Lease, as modified, provides that Lessee is required to pay to Registrant as follows:

(i)

annual basic rent ("Basic Rent") equal to the sum of $24,000 plus the constant annual mortgage charges on all mortgages. In accordance with the Ninth Lease Modification Agreement dated November 5, 2009, Basic Rent was increased to cover debt service on a $100,000,000 mortgage. See Note D. Basic Rent will be increased or decreased upon the refinancing of the existing mortgage debt provided that the aggregate principal balance of all mortgages now or hereafter placed on the Property does not exceed $100,000,000 plus refinancing costs.

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

Note D Mortgages Payable

On November 29, 2004, a new first mortgage (“Senior Mortgag”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Senior Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and, at March 31, 2011, the balance is $77,501,246. The Senior Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009 Registrant took out an additional $16,000,000 loan with Prudential Insurance Company of America secured by a second mortgage (“Subordinate Mortgage) on the Property, subordinate to the Senior Mortgage and to be used for capital improvements. The loan requires monthly payments of interest at 7% per annum and principal in the aggregate amount of $113,085 calculated on a 25-year amortization schedule and is co-terminus with the Senior Mortgage. At March 31, 2011, the balance is $15,669,769. The Subordinate Mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $97,995,851 as of March 31, 2011.

Mortgage financing costs of $2,873,632 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the Lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of March 31, 2011, Registrant had incurred or accrued costs related to the Program of $70,840,465 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted above, the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing will be funded out of Lessee’s operating cash flow.

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

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $46,845 for the three-month period ended March 31, 2011. Supervisory fees were $7,845 for the three-month period ended March 31, 2010. No remuneration was paid during the three-month periods ended March 31, 2011 and 2010 by Registrant to any of the Members.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions received by Participants in Registrant in any year in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2011 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee.  As of March 31, 2011, entities for the benefit of Peter L. Malkin’s family own member interests in Lessee.  The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, entity ownership of member interests for the benefit of family members in Lessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee.  However, all of the Members hold senior positions at Supervisor and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure.

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

Registrant does not pay dividends. During the three-month period ended March 31, 2011, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation).  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

During November 2010 Registrant did not make any additional distribution of Further Additional Rent received for the lease year ending September 30, 2010 to Participants, but added such amount to the general contingency reserves of Registrant. See Notes C and D to the condensed financial statements herein.

  The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total revenues decreased for the three-month period ended March 31, 2011 as compared with the corresponding period of the prior year.  Such decrease is the result of a decrease in dividend income for the three-month period ended March 31, 2011 as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended March 31, 2011 as compared with the corresponding period of the prior year.  Such increase is the net result of a decrease in interest on the mortgages payable as a result of principal payments that reduced the loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, an increase in depreciation of improvements and equipment attributable to an increase in depreciable assets placed in service, a decrease in amortization of leasing commissions as a result of certain leasing commission having been fully amortized and an increase in professional fees due to the fact that accounting fees were previously paid by Supervisor and due to the fees paid to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of One Grand Central Place for the three-month period ended March 31, 2011 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

                               Registrant's liquidity has decreased at March 31, 2011 as compared with December 31, 2010 due to increased deferred costs. Registrant may from time to time set aside cash for general contingencies. Adverse developments in economic, credit and investment markets over the last several years have impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2010.

Security Ownership

As of March 31, 2011, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of March 31, 2011, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

(b)

Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

60 East 42nd St. Associates L.L.C.

March 31, 2011

Item 6.

                                                      Exhibits                                   EXHIBIT INDEX

Number	Document	Page*
3 (a)

Registrant’s Partnership Agreement, dated September 25, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 02670) filed as Exhibit No. 3 to Registrant’s Form 10-K as amended (the “Registration Statement”), and is itself incorporated by reference as an exhibit hereto.

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

10 (b)

First Mortgage evidenced by a Modification, Extension & Consolidation Agreement, dated March 31, 1954, between WLKP Realty Corp. and The Prudential Insurance Company of America (“Prudential”), which was filed as Exhibit No. 6 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 210981, is incorporated by reference as an exhibit hereto.

10 (c)

Form of Lease between Registrant and Lincoln Building Associates, which was filed as Exhibit No. 9 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10 (d)

Deed from Lincoln Building Associates to Registrant, dated October 1, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 02670) as Exhibit No. 10(d) to Registrant’s Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

10 (e)

Second Modification of Lease Agreement, dated January 1, 1977, which was filed by letter dated March 28, 1980 (Commission File No. 0-2670) as Exhibit II under Item 10(b) of Registrant’s Form 10-K for the fiscal year ended December 31, 1979, is incorporated by reference as an exhibit hereto.

10 (f)

Third Modification of Lease Agreement, which was filed by letter dated March 28, 1980 (Commission File No. 02670) as Exhibit II under Item 10(b) of Registrant’s Form 10-K for the fiscal year ended December 31, 1979, is incorporated by reference as an exhibit hereto.

10 (g)

Amendment to Registrant’s Operating Agreement as of July 1, 2010 which was filed under Item 10(g) of Registrant's Form 10-Q for the fiscal period ended June 30, 2010 and is incorporated by reference as an exhibit hereto.

24.1	Power of Attorney dated September 8, 2011 between Members of Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the quarter ended March 31, 2011.
31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Page references are based on sequential numbering system.

60 East 42nd St. Associates L.L.C.

March 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated September 8, 2011 (the “Power”).

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By:

/s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Dated: September 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By:

/s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Dated: September 13, 2011

__________________________________________________________________________

*Mr. Labell supervises accounting functions for Registrant.

60 East 42nd St. Associates L.L.C.

March 31, 2011

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

4.

Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in Registrant’s internal control over financial reporting that occurred during Registrant’s most recent fiscal quarter  (Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting; and

5.

Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls over financial reporting.

Date: September 13, 2011

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

March 31, 2011

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

4.

Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 (b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in Registrant’s internal control over financial reporting that occurred during Registrant’s most recent fiscal quarter (Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting; and

5.   Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls over financial reporting.

Date: September 13, 2011

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

March 31, 2011

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10Q of Registrant for the period ended March 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a)  or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: September 13, 2011

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

March 31, 2011

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 60 East 42nd St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10Q of Registrant for the period ended March 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: September 13, 2011

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