Form 10-Q
period 2011-06-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2011-09-20
CIK 90794

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
$7,000,000 of Participations in LLC Member Interests
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑.
Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets
Condensed Statements of Operations
Statement of Members’ Deficiency
Condensed Statements of Cash Flows
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4T. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
Exhibit 24.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
60 East 42nd St. Associates L.L.C.
(A Limited Liability Company)
Condensed Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Real estate:
Building	$16,960,000	$16,960,000
Less: accumulated depreciation	16,960,000	16,960,000

	0	0

Building improvements and equipment	67,386,889	66,034,042
Less: accumulated depreciation	12,912,610	12,076,880

	54,474,279	53,957,162

Tenant improvements	6,008,077	5,598,316
Less: accumulated depreciation	961,944	515,948

	5,046,133	5,082,368

Land	7,240,000	7,240,000

Total real estate, net	66,760,412	66,279,530

Cash and cash equivalents	10,101,205	11,555,334
Due from Supervisor	87,202	87,202
Other receivable	3,357	3,357
Deferred costs	683,118	454,277
Leasing commissions, less accumulated amortization of $2,899,269 in 2011 and $2,742,063 in 2010	1,210,552	1,367,758
Mortgage refinancing costs, less accumulated amortization of $1,643,422 in 2011 and $1,461,613 in 2010	1,230,210	1,412,019

Total assets	$80,076,056	$81,159,477

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$92,614,550	$93,719,850
Accrued mortgage interest	433,720	438,819
Accrued supervisory fees, a related party	156,000	78,000
Payable to Lessee, a related party	1,928,007	1,082,082
Due to Supervisor	—	43,555
Accrued expenses	60,775	238,200

Total liabilities	95,193,052	95,600,506
Commitments and contingencies	—	—
Members’ deficiency (At June 30, 2011 and December 31, 2010, there were 700 units (at $10,000 per unit) of participation units outstanding)	(15,116,996)	(14,441,029)

Total liabilities and members’ deficiency	$80,076,056	$81,159,477

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.
(A Limited Liability Company)
Condensed Statements of Operations
(Unaudited)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Basic rent income, from a related party	$1,868,518	$1,868,769	$3,737,032	$3,737,537
Advance of additional rent income, from a related party	263,450	263,450	526,900	526,900

Total rent income	2,131,968	2,132,219	4,263,932	4,264,437
Dividend income	268	414	548	821

Total revenue	2,132,236	2,132,633	4,264,480	4,265,258

Expenses:
Interest on mortgages	1,394,642	1,424,671	2,796,948	2,856,589
Supervisory services, to a related party	46,845	7,845	93,690	15,690
Depreciation of building improvements and equipment	648,277	420,337	1,281,725	832,609
Amortization of leasing commissions	77,246	92,289	157,206	208,328
Professional fees, including amounts to a related party	36,800	—	87,668	3,000

Total expenses	2,203,810	1,945,142	4,417,237	3,916,216

Net Income (Loss)	$(71,574)	$187,491	$(152,757)	$349,042

Income (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$(102.25)	$267.84	$(218.22)	$498.63

Distributions per $10,000 participation unit consisted of the following:
Income	$0	$267.84	$0	$498.63
Return of capital	373.72	105.88	747.44	248.81

Total distributions	$373.72	$373.72	$747.44	$747.44

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.
(A Limited Liability Company)
Statement of Members’ Deficiency
(Unaudited)

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
Members’ deficiency:
January 1, 2011	$(14,441,029)
January 1, 2010		$(13,459,008)
Add net income (loss):
January 1, 2011 through June 30, 2011	(152,757)	—
January 1, 2010 through December 31, 2010	—	64,399

	(14,593,786)	(13,394,609)

Less distributions:
Monthly distributions:
January 1, 2011 through June 30, 2011	523,210	—
January 1, 2010 through December 31, 2010	—	1,046,420

Total distributions	523,210	1,046,420

Members’ deficiency at the end of the period:	$(15,116,996)	$(14,441,029)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.
(A Limited Liability Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the	For the
	Six Month Ended	Six Month Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income (loss)	$(152,757)	$349,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of improvements and equipment	1,281,725	832,609
Amortization of leasing commissions	157,206	208,328
Amortization of mortgage refinancing costs	181,810	181,809
Changes in operating assets and liabilities:
Due to Supervisor	(43,555)	—
Accrued supervisory fees, to a related party	78,000	—
Accrued mortgage interest and other expenses	(182,524)	(5,521)

Net cash provided by operating activities	1,319,905	1,566,267

Cash flows from investing activities:
Purchase of building improvements and equipment	(1,352,847)	(1,507,463)
Purchase of tenant improvements	(409,761)	—
Increase in payable to Lessee	845,925	1,506,778

Net cash used in investing activities	(916,683)	(685)

Cash flows from financing activities:
Other receivable	—	(2,165)
Repayment of mortgages payable	(1,105,300)	(1,045,935)
Financing costs	—	(2,831)
Distributions to Participants	(523,210)	(523,210)
Deferred costs	(228,841)	—

Net cash used in financing activities	(1,857,351)	(1,574,141)

Net decrease in cash and cash equivalents	(1,454,129)	(8,559)
Cash and cash equivalents, beginning of period	11,555,334	16,810,403

Cash and cash equivalents, end of period	$10,101,205	$16,801,844

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,620,237	$2,679,601

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)
Note A Interim Period Reporting
In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2011 and its results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. Information included in the condensed balance sheet as of December 31, 2010 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2010 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any interim period or the full year.
Reclassification
Certain prior year balances have been reclassified to conform with the current period presentation.
Note B Organization
Registrant was originally organized as a partnership on September 25, 1958. On October 1, 1958, Registrant acquired fee title to One Grand Central Place, formerly known as the Lincoln Building, at the address 60 East 42nd Street, New York, New York (the “Building”) and the land there under (the “Property”). On November 28, 2001, Registrant converted to a limited liability company under New York law and is now known as 60 East 42nd St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to third parties. Registrant’s members (“Members”) are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in their respective member interest in Registrant (the “Participants”). The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or “Supervisor”) (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Note E below.
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
The Lease also requires an advance against Additional Rent equal to, on an annual basis, the lesser of (x) Lessee’s net operating income for the preceding lease year or (y) $1,053,800 which is recorded in revenue in monthly installments of $87,817, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their remaining cash investment in Registrant; provided, however, if such advances exceed Lessee’s net operating income for any lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the Participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent.
Lessee is required to make an annual payment to Registrant of Further Additional Rent, which, as explained above, is the amount representing 50% of the remaining net operating income reported by Lessee for the lease year ending September 30th after deducting the advance against Additional Rent. The Lease requires that the report be delivered by Lessee to Registrant annually within 60 days after the end of each such lease year. Since it is not practicable to estimate Further Additional Rent for the lease year ending on September 30th which would be allocable to the first nine months of the lease year until Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Registrant recognizes Further Additional Rent when earned from the Lessee at the close of the lease year ending September 30th and records such amount in revenue during the three months ended September 30th.
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

Note D Mortgages Payable
On November 29, 2004, a new first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at June 30, 2011 the balance is $77,010,194. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.
On November 5, 2009 Registrant took out an additional $16,000,000 loan with Prudential Insurance Company of America secured by a second mortgage on the Property, subordinate to the first mortgage and to be used for capital improvements. The loan requires payments of interest at 7% per annum and principal in the aggregate amount of $113,085 calculated on a twenty-five year amortization schedule and is co-terminus with the first mortgage. At June 30, 2011, the balance is $15,604,356. The mortgage matures on November 5, 2014 with a principal balance of $14,613,782.
The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.
The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $97,019,193 as of June 30, 2011.
Mortgage financing costs of $2,873,632 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.
In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the Lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of June 30, 2011, Registrant had incurred costs related to the Program of $73,394,966 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted above, the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing, if applicable, will be funded out of Lessee’s operating cash flow.

Note E Supervisory Services
Registrant pays Supervisor for supervisory services and disbursements. The basic fee has been payable at the rate of $24,000 per annum, payable $2,000 per month, since October 1, 1958. The Agents approved an increase in such fee in an amount equal to the increase in the consumer price index since such date, resulting in an increase in the basic fee to $180,000 per annum effective July 1, 2010. The basic fee will be subject to further increase in accordance with any future increase in the consumer price index. The fee is payable (i) not less than $2,000 per month and (ii) the balance out of available reserves from Further Additional Rent. If Further Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Further Additional Rent is sufficient. In addition, the Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.
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
Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $93,690 for the six-month period ended June 30, 2011. Supervisory fees were $15,690 for the six-month period ended June 30, 2010. No remuneration was paid during the six-month periods ended June 30, 2011 and 2010 by Registrant to any of the Members.
Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2011 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 2011, entities for the benefit of Peter L. Malkin’s family own member interests in Lessee. The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, entity ownership of member interests for the benefit of family members in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.
Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Registrant does not pay dividends. During the six-month period ended June 30, 2011, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.
During November 2010 Registrant did not make any additional distribution of Further Additional Rent received for the lease year ending September 30, 2010 to Participants but added to the contingency reserves of Registrant. See Notes C and D to the condensed financial statements herein.
The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant’s results of operations for such periods:
Total revenues decreased for the six-month period ended June 30, 2011 as compared with the corresponding period of the prior year. Such decrease is the result of a decrease in dividend income and basic rent for the six-month period ended June 30, 2011 as compared with the corresponding period of the prior year.
Total revenues decreased for the three-month period ended June 30, 2011 as compared with the corresponding period of the prior year. Such decrease is the result of a decrease in dividend income and basic rent for the three-month period ended June 30, 2011 as compared with the corresponding period of the prior year.
Total expenses increased for the six-month period ended June 30, 2011 as compared with the corresponding period of the prior year. Such increase is the net result of a decrease in interest on the mortgages payable as a result of principal payments that reduced the loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, an increase in depreciation of improvements and equipment attributable to an increase in depreciable assets placed in service, a decrease in amortization of leasing commissions as a result of certain leasing commissions having been fully amortized, and an increase in professional fees due to the fact that accounting fees were previously paid by Supervisor and due to the fees paid to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of One Grand Central Place for the six-month period ended June 30, 2011 as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended June 30, 2011 as compared with the corresponding period of the prior year. Such increase is the net result of a decrease in interest on the mortgages payable as a result of principal payments that reduced the loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, an increase in depreciation of improvements and equipment attributable to an increase in depreciable assets placed in service, a decrease in amortization of leasing commissions as a result of certain leasing commissions having been fully amortized, and an increase in professional fees due to the fact that accounting fees were previously paid by Supervisor and due to the fees paid to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of One Grand Central Place for the three-month period ended June 30, 2011 as compared with the corresponding period of the prior year.
Liquidity and Capital Resources
Registrant’s liquidity has decreased at June 30, 2011 as compared with December 31, 2010 as a result of payments made under the improvement program. Registrant may from time to time set cash aside for contingencies. Adverse developments in economic, credit and investment markets over the last two years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.
Amortization payments due under the First Mortgage commenced August 5, 2007, calculated on a 25-year amortization schedule. Amortization payments due under the additional $16,000,000 loan commenced December 5, 2009 calculated on a 25-year amortization schedule. The mortgages mature on November 5, 2014 at which time the aggregate principal balance due will be $84,411,371. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity. Therefore, repayment of the mortgages will depend on Registrant’s ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical real estate trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the mortgage balances at maturity.
Registrant anticipates that funds for short-term working capital requirements for the Property will be provided by cash on hand and rental payments received from Lessee. Long-term sources of working capital will be provided by rental payments received from Lessee and to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Registrant anticipates Registrant anticipates that funds for short-term working capital requirements for the Property will be provided by cash on hand and rental payments received from Lessee. Long-term sources of working capital will be provided by rental payments received from Lessee, and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.
Inflation
Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2010.
Security Ownership
As of June 30, 2011, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.4% of the currently outstanding Participations therein.
As of June 30, 2011, certain of the Members in Registrant held additional Participations in Registrant as follows:
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
(a)
Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

EXHIBIT INDEX
(cont.)

Number		Document	Page*

10	(c)
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

24.1		Power of Attorney dated September 8, 2011, between Members of Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the quarter ended June 30, 2011.

EXHIBIT INDEX
(cont.)

Number	Document	Page*

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Page references are based on sequential numbering system.

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
Dated: September 20, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By:	/s/ Mark Labell Mark Labell*, Attorney-in-Fact on behalf of: Peter L. Malkin, Member Anthony E. Malkin, Member
Dated: September 20, 2011

*	Mr. Labell supervises accounting functions for Registrant.