Form 10-Q
period 2011-09-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2012-02-13
CIK 90794

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-2670

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Exact name of Registrant as specified in its charter)

A New York Limited Liability Company	13-6077181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
Assets
Real estate:
Building	$16,960,000	$16,960,000
Less: accumulated depreciation	16,960,000	16,960,000

	—	—

Building improvements and equipment	68,226,526	66,034,042
Less: accumulated depreciation	13,336,727	12,076,880

	54,889,799	53,957,162

Tenant improvements	5,793,417	5,598,316
Less: accumulated depreciation	1,168,842	515,948

	4,624,575	5,082,368

Land	7,240,000	7,240,000

Total real estate, net	66,754,374	66,279,530

Cash and cash equivalents	10,076,605	11,555,334
Due from Supervisor	87,202	87,202
Due from Lessee	3,085,983	—
Other receivable	3,357	3,357
Deferred costs	1,349,185	454,277
Leasing commissions, less accumulated amortization of $2,972,681 in 2011 and $2,742,063 in 2010	1,137,140	1,367,758
Mortgage refinancing costs, less accumulated amortization of $1,734,326 in 2011 and $1,461,613 in 2010	1,139,306	1,412,019

Total assets	$83,633,152	$81,159,477

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$92,050,349	$93,719,850
Accrued mortgage interest	431,118	438,819
Accrued supervisory fees, a related party	196,633	78,000
Payable to Lessee, a related party	2,553,221	1,082,082
Due to Supervisor	—	43,555
Accrued expenses	810,828	238,200

Total liabilities	96,042,149	95,600,506
Commitments and contingencies	—	—
Members’ deficiency (at September 30, 2011 and December 31, 2010, there were 700 units (at $10,000 per unit) of participation units outstanding)	(12,408,997)	(14,441,029)

Total liabilities and members’ deficiency	$83,633,152	$81,159,477

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Basic rent income, from a related party	$1,868,531	$1,868,517	5,605,564	$5,606,054
Advance of additional rent income, from a related party	263,450	263,450	790,350	790,350
Further additional rent from a related party	3,085,983	55,347	3,085,983	55,347

Total rent income	5,217,964	2,187,314	9,481,897	6,451,751
Dividend income	254	398	802	1,219

Total revenue	5,218,218	2,187,712	9,482,699	6,452,970

Expenses:
Interest on mortgages	1,386,869	1,418,318	4,183,817	4,274,907
Supervisory services, to a related party	48,478	46,845	142,168	62,535
Additional payment for services to supervisor, a related party	—	—	—	—
Depreciation of improvements and equipment	631,015	515,613	1,912,741	1,348,222
Amortization of leasing commissions	73,412	90,336	230,618	298,664
Professional fees and miscellaneous	108,841	42,602	196,508	45,602

Total expenses	2,248,615	2,113,714	6,665,852	6,029,930

Net Income	$2,969,603	$73,998	$2,816,847	$423,040

Income per $10,000 participation unit, based on 700 participation units outstanding during each period	$4,242.29	$105.71	$4,024.07	$604.34

Distributions per $10,000 participation unit consisted of the following:
Income	$373.72	$105.71	$1,121.16	$604.34
Return of capital	—	268.01	—	516.82

Total distributions	$373.72	$373.72	$1,121.16	$1,121.16

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

(Unaudited)

	September 30,	September 30,
	For the Nine Months Ended September 30, 2011	For the Year Ended December 31, 2010
Members’ deficiency:
January 1, 2011	$(14,441,029)
January 1, 2010		$(13,459,008)
Add net income:
January 1, 2011 through September 30, 2011	2,816,847
January 1, 2010 through December 31, 2010		64,399

	(11,624,182)	(13,394,609)

Less distributions:
Monthly distributions:
January 1, 2011 through September 30, 2011	784,815
January 1, 2010 through December 31, 2010		1,046,420

Total distributions	784,815	1,046,420

Members’ deficiency at the end of the period:	$(12,408,997)	$(14,441,029)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	September 30,	September 30,
	For the Nine Months Ended September 30, 2011	For the Nine Month Ended September 30, 2010
Cash flows from operating activities:
Net income	$2,816,847	$423,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of improvements and equipment	1,912,741	1,348,222
Amortization of leasing commissions	230,618	298,664
Amortization of mortgage refinancing costs	272,713	272,713
Changes in operating assets and liabilities:
Due to Supervisor	(43,555)	—
Increase (decrease) in Further additional rent due from lessee	(3,085,983)	(55,347)
Increase (decrease) in accrued supervisory fees, to a related party	118,633	39,000
Increase (decrease) in accrued mortgage interest and other expenses	564,927	(6,983)

Net cash provided by operating activities	2,786,941	2,319,309

Cash flows from investing activities:
Purchase of building improvements and equipment	(2,192,484)	(3,239,621)
Purchase of tenant improvements	(195,101)	(2,600,983)
Increase in payable to Lessee	1,471,139	2,724,047

Net cash used in investing activities	(916,446)	(3,116,557)

Cash flows from financing activities:
Other receivable	—	(3,357)
Repayment of mortgages payable	(1,669,501)	(1,579,828)
Financing costs	—	(2,831)
Distributions to Participants	(784,815)	(784,815)
Deferred costs	(894,908)	—

Net cash used in financing activities	(3,349,224)	(2,370,831)

Net decrease in cash and cash equivalents	(1,478,729)	(3,168,079)
Cash and cash equivalents, beginning of period	11,555,334	16,810,403

Cash and cash equivalents, end of period	$10,076,605	$13,642,324

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,918,805	$4,008,477

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2011 and its results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. Information included in the condensed balance sheet as of December 31, 2010 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2010 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

(ii) additional rent (“Additional Rent”) equal to, on an annual basis, the lesser of (x) Lessee’s net operating income (as defined) for the lease year ending September 30 or (y) $1,053,800 ($87,817 per month) and further additional rent (“Further Additional Rent”) equal to 50% of any remaining balance of Lessee’s net operating income for such lease year. Lessee has no obligation to make any payment of Additional Rent or Further Additional Rent until after Lessee has recouped any cumulative operating loss accruing from and after September 30, 1977. There is currently no accumulated operating loss against which to offset payment of Additional Rent or Further Additional Rent.

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

Lessee is required to make an annual payment to Registrant of Further Additional Rent, which, as explained above, is the amount representing 50% of the remaining net operating income reported by Lessee for the lease year ending September 30th after deducting the advance against Additional Rent. The Lease requires that the report be delivered by Lessee to Registrant annually within 60 days after the end of each such lease year. It is not practical to estimate Further Additional Rent for the lease year ending on September 30th which would be allocable to the first nine months of the lease year until Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Registrant recognizes Further Additional Rent when earned from the Lessee at the close of the lease year ending September 30th and records such amount in revenue during the three months ended September 30th.

For the lease year ended September 30, 2011, Lessee reported net operating income of $7,225,766. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2011 and Further Additional Rent of $3,085,983 subsequent to September 30, 2011. The Further Additional Rent of $3,085,983 represents 50% of the excess of the Lessee’s net operating income of $7,225,766 over $1,053,800. During November 2011 Registrant did not make any additional distribution of Further Additional Rent received for the lease year ending September 30, 2011 to Participants but added such amount to the contingency reserves of Registrant.

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies will be contributed to the operating partnership of a newly organized publicly traded real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contribution.

The consideration to be paid to the contributing companies and entities in the consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Lessee. Based on the preliminary exchange values, if the consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to One Grand Central Place will be allocated approximately 50% to the Registrant and 50% to the Lessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Lessee.

Note D Mortgages Payable

On November 29, 2004, a new first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at September 30, 2011 the balance is $76,512,558. The Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009 Registrant took out an additional $16,000,000 loan with Prudential Insurance Company of America secured by a second mortgage on the Property, subordinate to the first mortgage and to be used for capital improvements. The loan requires payments of interest at 7% per annum and principal in the aggregate amount of $113,085 calculated on a twenty-five year amortization schedule and is co-terminus with the first mortgage. At September 30, 2011, the balance is $15,537,791. The mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $97,513,962 as of September 30, 2011. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

Mortgage financing costs of $2,873,632 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the Lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of September 30, 2011, Registrant had incurred costs related to the Program of $74,019,943 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted above, the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing, if applicable, will be funded out of Lessee’s operating cash flow.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the Basic Payment”) has been payable at the rate of $24,000 per annum, payable $2,000 per month, since October 1, 1958. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the consumer price index since such date, resulting in an increase in the Basic Payment to $180,000 per annum effective July 1, 2010. The Basic Payment will be subject to further increase in accordance with any future increase in the consumer price index. The fee is payable (i) not less than $2,000 per month and (ii) the balance out of available reserves from Further Additional Rent. If Further Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Further Additional Rent is sufficient. In addition, the Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

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

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $142,168 for the nine-month period ended September 30, 2011. Supervisory fees were $62,535 for the nine-month period ended September 30, 2010. No remuneration was paid during the nine-month periods ended September 30, 2011 and 2010 by Registrant to any of the Members.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions to Participants in Registrant in any year in excess of the amount representing a return to them at the rate of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2011 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 2011, entities for the benefit of Peter L. Malkin’s family own member interests in Lessee. The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, entity ownership of member interests for the benefit of family members in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

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

Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those anticipated in the forward looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in Registrant’s real estate market, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

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

During the nine-month period ended September 30, 2011, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant’s results of operations for such periods:

Total revenues increased for the nine-month period ended September 30, 2011 as compared with the corresponding period of the prior year. Such increase is the net result of an increase in Further Additional Rent payable by the Lessee due to a decrease in its expenditures for improvements and tenanting costs and a decrease in dividend income and basic rent for the nine-month period ended September 30, 2011 as compared with the corresponding period of the prior year.

Total revenues increased for the three-month period ended September 30, 2011 as compared with the corresponding period of the prior year. Such increase is the net result of an increase in Further Additional Rent payable by the Lessee due to a decrease in its expenditures for improvements and tenanting costs and a decrease in dividend income for the three-month period ended September 30, 2011 as compared with the corresponding period of the prior year.

Total expenses increased for the nine-month period ended September 30, 2011 as compared with the corresponding period of the prior year. Such increase is the net result of a decrease in interest on the mortgages payable as a result of principal payments that reduced the loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, an increase in depreciation of improvements and equipment attributable to an increase in depreciable assets placed in service, a decrease in amortization of leasing commissions as a result of certain leasing commissions having been fully amortized, an increase in professional fees due to the fact that accounting fees now paid by Registrant were previously paid by Supervisor and an increase in fees to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of One Grand Central Place for the nine-month period ended September 30, 2011 as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended September 30, 2011 as compared with the corresponding period of the prior year. Such increase is the net result of a decrease in interest on the mortgages payable as a result of principal payments that reduced the loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, an increase in depreciation of improvements and equipment attributable to an increase in depreciable assets placed in service and a decrease in amortization of leasing commissions as a result of certain leasing commissions having been fully amortized, an increase in professional fees due to the fact that accounting fees now paid by Registrant were previously paid by Supervisor and an increase in fees paid to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of One Grand Central Place for the three-month period ended September 30, 2011 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant’s liquidity has increased at September 30, 2011 as compared with December 31, 2010 as a result of Further Additional Rent due from the Lessee at September 30, 2011. Registrant may from time to time set cash aside for contingencies. Adverse developments in economic, credit and investment markets over the last two years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies will be contributed to the operating partnership of a newly organized publicly traded real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contribution.

The consideration to be paid to the contributing companies and entities in the consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Lessee. Based on the preliminary exchange values, if the consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to One Grand Central Place will be allocated approximately 50% to the Registrant and 50% to the Lessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Lessee.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2010.

Security Ownership

As of September 30, 2011, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.4% of the currently outstanding Participations therein.

As of September 30, 2011, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Item 4. Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

Item 6.	Exhibits

EXHIBIT INDEX

Number	Document

3.1	Amendment Number One to the Limited Liability Company Agreement of 60 East 42nd St. Associates L.L.C., dated as of November 30, 2011, by and among Peter L. Malkin and Anthony E. Malkin incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 5, 2011

24.1	Power of Attorney dated November 8, 2011, between Members of Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the quarter ended September 30, 2011.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated September 8, 2011 (the “Power”) and is supervisor of the accounting functions.

60 EAST 42ND ST. ASSOCIATES L.L.C. (Registrant)

By: /s/ Mark Labell
Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Dated: February 13, 2012