Form 10-K
period 2011-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2012-04-11
CIK 90794

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

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

Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin’s family. The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Lessee. See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2011, the Building was approximately 80% occupied by 317 tenants who engage in various businesses, including law, accounting, real estate, engineering and advertising. Registrant does not maintain a staff. See Item 2 hereof for additional information concerning the Property.

(b) Mortgages Payable

On November 29, 2004, a first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at December 31, 2011 the balance is $76,008,249. The Senior Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009, Registrant took out an additional $16,000,000 loan with Prudential Insurance Company of America secured by a second mortgage on the Property, subordinate to the first mortgage and to be used for capital improvements. The loan requires payments of interest at 7% per annum and principal in the aggregate amount of $113,085 calculated on a 25-year amortization schedule and is co-terminus with the first mortgage. At December 31, 2011 the balance is $15,470,055. The Subordinate Mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is $96,658,956 as of December 31, 2011.

Mortgage refinancing costs of $2,873,632 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

(c) The Lease

The Lease provides that Lessee is required to pay to Registrant as follows:

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

The Lease also requires an advance against Additional Rent equal to, on an annual basis, the lesser of (x) Lessee’s net operating income for the preceding lease year or (y) $1,053,800 which is recorded in revenue in monthly installments of $87,817 which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their original and remaining cash investment of $7,000,000 in Registrant; provided, however, if such advances exceed Lessee’s net operating income for any lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the Participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent.

Lessee is required to make an annual payment to Registrant of Further Additional Rent which, as explained above, is the amount representing 50% of the remaining net operating income reported by Lessee for the lease year ending September 30th after deducting the advance against Additional Rent. The Lease requires that the report be delivered by Lessee to Registrant annually within 60 days after the end of each such lease year. Since it is not practical to estimate Further Additional Rent for the lease year ending on September 30th which would be allocable to the first nine months of the lease year until Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Registrant recognizes Further Additional Rent when earned from the Lessee at the close of the lease year ending September 30th and records such amount in revenue in the three months ended September 30th.

For the lease year ended September 30, 2011, Lessee reported net operating income of $7,225,766. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2011 and Further Additional Rent of $3,085,983 subsequent to September 30, 2011. The Further Additional Rent of $3,085,983 represents 50% of the excess of the Lessee’s net operating income of $7,225,766 over $1,053,800. During November 2011, Registrant did not make any additional distribution of Further Additional Rent received for the lease year ending September 30, 2011 to Participants as such amount was required for (i) fees relating to a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, (ii) the increase in the supervisory fee to Supervisor, (iii) accounting fees, (iv) the New York State annual filing fee, and (v) general contingencies.

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

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions.

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

The Lessee may surrender the Lease at the end of any month, upon 60 days prior written notice; the liability of the Lessee will end on the effective date of such surrender.

Real estate taxes paid directly by the Lessee totaled $10,928,078 and $10,594,397 for the years ended December 31, 2011 and 2010, respectively.

(d) Competition

Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is $47 per square foot (exclusive of electricity charges and escalation). The asking rents for new leases at the building range from $42 to $59 per square foot. Further Additional Rent may be impacted by Lessee’s ability to negotiate higher average base rent.

(e) Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant’s lease or, if a new tenant, by then existing trends in the rental market for office space.

Item 2.	Property.

Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as One Grand Central Place (formerly the “Lincoln Building”), and the land thereunder (Item 1). Registrant’s fee title to the Property is encumbered by mortgages with unpaid principal balances totaling $91,478,304 at December 31, 2011. For a description of the terms of the mortgages, see Note 3 of the Notes to Financial Statements. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is leased to Lessee. See Item 1 hereof and Note 4 of the Notes to Financial Statements for additional information concerning the Lease.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of December 31, 2011, the Registrant had incurred costs related to the Program of $74,308,199 and estimates that the cost of the Program upon completion will be approximately $100,000,000, including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted in Item 1(b), the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing, if applicable, will be funded out of Lessee’s operating cash flow.

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

Five putative class actions have been brought by Participants in Registrant and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the Participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants intend to consent to consolidation, and have no position with respect to appointment of co-lead counsel.

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

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

(a) The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant’s transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2011, Registrant was advised of 64 transfers of Participations, In six instances, the indicated purchase price was equal to 5.6 times the face amount of the Participation transferred, i.e., $56,100 for a $10,000 Participation. In two instances, the indicated purchase price was equal to 3.5 times the face amount of the Participation transferred. In five instances, the indicated purchase price was equal to 2 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 1.6 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 1.5 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b) As of December 31, 2011, there were 848 holders of Participations of record.

(c) During each of the years ended December 31, 2011 and 2010, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. During November 2011 and November 2010, Registrant did not make any additional distribution of Further Additional Rent received for the lease year ended September 30, 2011 and September 30, 2010, respectively, but added amounts to the contingency reserves of Registrant. See Item 1 hereof. There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

[SELECTED FINANCIAL DATA]

Item 6.

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2011. This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Year ended December 31
	2011	2010	2009	2008	2007
Basic rent income	$7,474,112	$7,474,120	$6,343,542	$6,050,507	$4,618,963
Advance of additional rent income	1,053,800	1,053,800	1,053,800	1,053,800	1,053,800
Further additional rent income	3,085,983	55,347	2,490,139	6,853,701	9,772,882
Miscellaneous income	—	—	—	—	1,500
Dividend income	1,064	1,878	2,541	67,550	347,765

Total revenue	$11,614,959	$8,585,145	$9,890,022	$14,025,558	$15,794,910

Net income	$2,645,990	$64,399	$2,362,310	$6,516,570	$8,386,847

Earnings per $10,000 participation unit, based on 700 participation units outstanding during the year	$3,780	$92	$3,375	$9,309	$11,981

Total assets	$81,212,379	$81,159,477	$83,182,002	$69,717,778	$77,577,444

Long-term obligations	$91,478,304	$93,719,850	$95,840,990	$81,638,398	$83,323,818

Distributions per $10,000 participation unit, based on 700 participation units outstanding during the year:
Income	$1,495	$92	$3,375	$9,309	$11,981
Return of capital	—	1,403	1,177	994	1,723

Total distributions	$1,495	$1,495	$4,552	$10,303	$13,704

Item 6a.

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2011. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Statement of Income Data:
Basic rent income	$1,868,514	$1,868,518	$1,868,531	$1,868,549
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	—	—	3,085,983	—
Dividend income	280	268	254	262

Total revenue	2,132,244	2,132,236	5,218,218	2,132,261

Interest on mortgages	1,402,306	1,394,642	1,386,869	1,378,988
Supervisory services	46,845	46,845	48,478	48,478
Depreciation of building improvements and equipment	633,448	648,277	631,015	642,353
Amortization of leasing commissions	79,961	77,245	73,412	70,435
Professional fees	29,118	18,050	49,582	131,853
Accounting fees	18,750	18,750	59,250	24,750
Miscellaneous	3,000	—	9	6,260

Total expenses	2,213,428	2,203,809	2,248,615	2,303,117

Net income (loss)	$(81,184)	$(71,573)	$2,969,603	$(170,856)

Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$(116)	$(102)	$4,242	$(244)

Item 6a.

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Statement of Income Data:
Basic rent income	$1,868,768	$1,868,769	$1,868,517	$1,868,066
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	—	—	55,347	—
Dividend income	407	414	398	659

Total revenue	2,132,625	2,132,633	2,187,712	2,132,175

Interest on mortgages	1,431,918	1,424,671	1,418,318	1,408,865
Supervisory services	7,845	7,845	46,845	46,845
Depreciation of building improvements and equipment	412,272	420,337	515,613	805,089
Amortization of leasing commissions	116,039	92,289	90,336	145,233
Professional fees			42,602	9,674
Accounting fees	—	—	—	75,000
Miscellaneous	3,000	—	—	110

Total expenses	1,971,074	1,945,142	2,113,714	2,490,816

Net income (loss)	$161,551	$187,491	$73,998	$(358,641)

Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$231	$268	$106	$(513)

Item 7.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations.

Forward-Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or words of similar meaning.

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant’s financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s financial statements, which are presented elsewhere in this annual report, have been applied consistently at December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010.

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

Revenue Recognition: Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Additional Rent represents a fixed amount of the Lessee’s net operating profit ($1,053,800 a year minimum), as defined, in each lease year and is recorded ratably over the twelve-month period. Further Additional Rent, which is based on the net operating profit of the Lessee, as defined, is recorded by Registrant when such amount is realized and earned.

Financial Condition and Results of Operations

Registrant was organized for the purpose of acquiring the Property subject to an operating lease held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, mortgage charges and a portion of the fee for supervisory services. Registrant is required to pay from Additional Rent and Further Additional Rent an Additional Payment to Supervisor and other expenses and then to distribute the balance of such Additional Rent and Further Additional Rent less any additions to reserves to the Participants. Pursuant to the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant’s independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

The following summarizes the material factors affecting Registrant’s results of operations for the two years ended December 31, 2011:

Total revenues increased for the year ended December 31, 2011 as compared with the year ended December 31, 2010. Such increase of $3,030,636 is the result of an increase in Further Additional Rent received by Registrant in 2011 primarily attributable to a decrease in improvement and tenanting costs.

Total expenses increased for the year ended December 31, 2011 as compared with the year ended December 31, 2010. Such increase is the net result of a decrease in interest on the mortgages of $120,967 and an increase in depreciation of assets of $401,782 and accounting and professional fees in 2011 of $229,095 including an increase in fees to Malkin Holdings for services rendered in connection with a proposed consolidation of Associates, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT.

Registrant’s results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Liquidity and Capital Resources

Registrant’s liquidity has increased at December 31, 2011 as compared to December 31, 2010 as a result of Further Additional Rent received from the Lessee for the lease year ended September 30, 2011. Registrant may from time to time set aside cash for contingencies. Adverse developments in economic, credit and investment markets over the last several years have impaired general liquidity (although some improvements in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 24 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions.

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

The financial statements of the Registrant as of December 31, 2011 and 2010 and for each of the two years in the period ended December 31, 2011 and the financial statements of the Lessee as of and for the year ended December 31, 2011 are included in this annual report immediately following Exhibit 32.2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Supervisor, after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Registrant’s Supervisor has concluded that, as of December 31, 2011, Registrant’s internal control over financial reporting was effective.

PART III

Item 10.	Members and Executive Officers of the Registrant.

Registrant has no members or officers or any other centralization of management. There is no specific term of office for any Member. The table below sets forth as to each Member as of December 31, 2011 the following: name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Member:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	78	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1970

Anthony E. Malkin	49	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	1997

As stated above, the Members who are acting as Agents for Participants hold senior positions at Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

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

Registrant’s organizational documents do not provide for a board of members or officers. As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings. Registrant pays Supervisor for supervisory services and disbursements. The basic fee (“Basic Payment”) had been payable at the rate of $24,000 per annum, payable $2,000 per month, since October 1, 1958. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $180,000 per annum effective July 1, 2010, to be adjusted annually for any subsequent increase in the Consumer Price Index. The fee is payable (i) not less than $2,000 per month and (ii) the balance out of available reserves from Further Additional Rent. If Further Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Further Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions received by Participants in Registrant in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2011 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor received $7,380 as the Additional Payment, which Registrant expensed monthly as paid from Primary Additional Rent.

In 2011, Supervisor earned $228,603 from Registrant and $214,266 from Lessee for special supervisory services at hourly rates in connection with a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings, and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, all representing Registrant’s and Lessee’s allocable portion of such fees to be paid directly and not borne indirectly through Further Additional Rent deductions.

The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities. Registrant pays Supervisor for other services at hourly rates. No remuneration was paid during the current fiscal year ended December 31, 2011 by Registrant to any of the Members as such.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2011, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2011, the Members (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Beneficial Owners	Amount of Beneficial Ownership	Percent of Class
Participations	Anthony E. Malkin One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$25,833	0.37%

At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee an aggregate of $69,046 of Participations. He disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin’s family owned of record and beneficially $160,000 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to him.

Anthony E. Malkin owned of record as co-trustee an aggregate of $45,000 of Participations. He disclaims any beneficial ownership of such Participations.

Trusts for the benefit of members of Anthony E. Malkin’s family owned of record and beneficially $40,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

(c) Not applicable.

Item 13.	Certain Relationships and Related Transactions.

(a) As stated in Items 1 and 10 hereof, Peter L. Malkin and Anthony E. Malkin are Members in Registrant and also act as Agents for Participants in their respective Participation interests therein. Mr. Peter Malkin is also among the members in Lessee. As a consequence of one of the Members being a member in Lessee and both Members holding senior positions at Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective Participating Agreements pursuant to which the Members act as Agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the Agents to act on the Participants’ behalf. Such transactions, among others, include modification and extension of the Lease or the mortgages, or a sale or other disposition of the Property or substantially all of Registrant’s other assets.

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

The fees paid or accrued to Ernst & Young LLP and Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2011 and 2010, respectively, were as follows:

Fee Category	2011	2010
Audit Fees	$114,000	$75,000
Tax Fees	7,500	7,500

Total Fees	$121,500	$82,500

Audit Fees. Consist of fees billed for professional services rendered for the audits of Registrant’s financial statements and review of the interim financial statements included in quarterly reports. The Agents approved payment by Registrant, effective July 1, 2010, of accounting and tax fees. Such expenses were previously paid by Supervisor and, therefore, were not reflected as an expense in Registrant’s financial statements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee. As such,Registrant’s policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants. These services may include audit services, audit related services, tax services and other services. For audit and tax services, the independent auditor provides an engagement letter in advance of the services provided, outlining the scope of the audit and related audit fees. If agreed to by Registrant, this engagement letter is formally accepted by the Supervisor.

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

(a)(1) Financial Statements

(2) Financial Statement Schedules

The financial statements and the financial statement schedule of the Registrant and the financial statements of the Lessee required in this annual report are listed in the respective indexes to those financial statements included immediately following Exhibit 101.PRE.

(3) Exhibits: See Exhibit Index.

EXHIBIT INDEX

Number	Document

3.1	Partnership Agreement, dated September 25, 1958, which was filed by letter dated March 31, 1981 (Commission File No. 0-2670) as Exhibit No. 3 to Registrant’s Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

3.2	Amended Business Certificate of Registrant filed with the Clerk of New York County on November 28, 1997, reflecting a change in the Partners of Registrant, was filed as Exhibit 3(b) (i) to Registrant’s 10-K for the year ended December 31, 1997 (file number 000-02670), and is incorporated by reference as an exhibit hereto.

3.3	Registrant’s Consent and Operating Agreement dated as of November 28, 2001, incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-02670).

3.4	Certificate of Conversion of Registrant to a limited liability company dated November 28, 2001 filed with the New York Secretary of State on December 3, 2001 incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-02670).

3.5	Amendment to Registrant’s Operating Agreement as of July 1, 2010 which was filed under Item 10(g) of Registrant’s Form 10-Q for the fiscal period ended June 30, 2010 and is incorporated by reference as an exhibit hereto.

3.6	Amendment to Registrant’s Operating Agreement of 60 East 42nd St. Associates L.L.C., dated as of November 30, 2011, by and among Peter L. Malkin and Anthony E. Malkin incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 5, 2011.

4	Form of Participating Agreement, which was filed as Exhibit No. 4 to Registrant’s Form S-1 Registration Statement, as amended (the “Registration Statement”) by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

4.1	Modification Agreement dated July 23, 1956, among Lawrence A.Wien, as agent, and others, relating to Registrant.

10.1	Deed of Lincoln Building to WLKP Realty Corp., which was filed as Exhibit No. 5 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10.2	First Mortgage evidenced by a Modification, Extension & Consolidation Agreement, dated March 31, 1954, between WLKP Realty Corp. and The Prudential Insurance Company of America, which was filed as Exhibit No. 6 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

1

EXHIBIT INDEX

(continued)

Number	Document

10.3	Second Amended, Restated and Consolidated Mortgage Note dated November 5, 2009, made by Registrant to the order of The Prudential Insurance Company of America.

10.4	Agreement of Spreader, Consolidation and Modification of Mortgage and Security Agreement dated November 5, 2009 between 60 East 42nd St. Associates, L.L.C., The Prudential Insurance Company of America and Lincoln Building Associates L.L.C..

10.5	Form of Lease between Registrant and Lincoln Building Associates, which was filed as Exhibit No. 9 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10.6	First Modification of Lease Agreement dated January 1, 1964, between Registrant and Lincoln Building Associates L.L.C.

10.7	Second Modification of Lease Agreement dated January 1, 1977, between Registrant and Lincoln Building Associates L.L.C.

10.8	Third Modification of Lease Agreement dated April 1, 1979, between Registrant and Lincoln Building Associates L.L.C.

10.9	Fourth Modification of Lease Agreement dated April 1, 1981, between Registrant and Lincoln Building Associates L.L.C.

10.10	Fifth Modification of Lease Agreement dated April 1, 1982, between Registrant and Lincoln Building Associates L.L.C.

10.11	Sixth Modification of Lease Agreement dated October 1, 1987, between Registrant and Lincoln Building Associates L.L.C.

10.12	Seventh Modification of Lease Agreement dated March 1, 2000, between Registrant and Lincoln Building Associates L.L.C.

10.13	Eighth Modification of Lease Agreement dated November 23, 2004, between Registrant and Lincoln Building Associates L.L.C.

10.14	Ninth Modification of Lease Agreement dated November 5, 2009, between Registrant and Lincoln Building Associates L.L.C.

24.1	Power of Attorney dated March 13, 2012, between Members of Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-K for the year ended December 31, 2011.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2

EXHIBIT INDEX

(continued)

Number	Document

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

3

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated March 13, 2012 (the “Power”) and is supervisor of the accounting functions.

60 East 42nd St. Associates L.L.C.

(Registrant)

By: /s/ Mark Labell

Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,

Supervisor of 60 East 42nd St. Associates* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Dated: April 11, 2012

*	Registrant’s organizational documents do not provide for a Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC. Accordingly, this Form 10-K is being signed by a senior executive and a senior member of the financial/accounting staff of Registrant’s Supervisor in such capacities.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

All other schedules are omitted as the information is not required, is not material or is otherwise provided.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying balance sheets of 60 East 42nd St. Associates L.L.C. as of December 31, 2011 and 2010, and the related statements of income, members’ deficiency and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the years ended December 31, 2011 and 2010, also included in this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

April 11, 2012

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

	December 31
	2011	2010
Assets
Real Estate:
Building: One Grand Central Place, located at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.	$16,960,000	$16,960,000
Less: Accumulated depreciation	(16,960,000)	(16,960,000)

	—	—

Building improvements and equipment	66,940,647	66,034,042
Less: Accumulated depreciation	(12,187,313)	(12,076,880)

	54,753,334	53,957,162

Tenant improvements	5,793,417	5,598,316
Less: Accumulated depreciation	(1,386,473)	(515,948)

	4,406,944	5,082,368

Land	7,240,000	7,240,000

Total real estate, net	66,400,278	66,279,530

Cash and cash equivalents:
Cash in bank	6,285	34,677
Fidelity U.S. Treasury Income Portfolio	10,460,092	11,520,657

Total cash and cash equivalents	10,466,377	11,555,334

Due from Supervisor	87,202	87,202
Receivable from participants – NYS estimated tax	3,357	3,357
Deferred costs	2,140,059	454,277
Leasing commissions, less accumulated amortization of $1,444,673 in 2011 and $2,742,063 in 2010	1,066,705	1,367,758
Mortgage refinancing costs, less accumulated amortization of $1,825,231 in 2011 and $1,461,613 in 2010	1,048,401	1,412,019

Total assets	$81,212,379	$81,159,477

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$91,478,304	$93,719,850
Accrued mortgage interest	428,479	438,819
Accrued supervisory fees, a related party	81,265	78,000
Payable to Lessee, a related party	720,066	1,082,082
Due to Supervisor	922,728	43,555
Accrued expenses	422,996	238,200

Total liabilities	94,053,838	95,600,506
Commitments and contingencies	—	—
Members’ deficiency	(12,841,459)	(14,441,029)

Total liabilities and members’ deficiency	$81,212,379	$81,159,477

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME

	Years ended December 31
	2011	2010
Revenues:
Rent income, from a related party	$11,613,895	$8,583,267
Dividend income	1,064	1,878

Total revenues	11,614,959	8,585,145

Expenses:
Interest on mortgages	5,562,805	5,683,772
Supervisory services to a related party	190,646	109,380
Depreciation of building and tenant improvements and equipment	2,555,093	2,153,311
Amortization of leasing commissions	301,053	443,897
Fees for special services, including amounts paid to a related party	228,603	52,276
Accounting fees	121,500	75,000
Miscellaneous	9,269	3,110

Total expenses	8,968,969	8,520,746

Net income	$2,645,990	$64,399

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each year	$3,780	$92

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS’ DEFICIENCY

	Members’ Deficiency at January 1, 2011	Share of Net Income For the Year	Distributions	Members’ Deficiency at December 31, 2011
Year Ended December 31, 2011:
Peter L. Malkin Group	$(2,063,004)	$377,999	$(149,488)	$(1,834,493)
Anthony E. Malkin Group	(2,063,003)	377,999	(149,488)	(1,834,492)
Peter L. Malkin Group	(2,063,004)	377,999	(149,489)	(1,834,494)
Anthony E. Malkin Group	(2,063,004)	377,999	(149,489)	(1,834,494)
Peter L. Malkin Group	(2,063,004)	377,998	(149,489)	(1,834,495)
Peter L. Malkin Group	(2,063,005)	377,998	(149,489)	(1,834,496)
Peter L. Malkin Group	(2,063,005)	377,998	(149,488)	(1,834,495)

TOTALS	$(14,441,029)	2,645,990	$(1,046,420)	$(12,841,459)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS’ DEFICIENCY

	Members’ Deficiency at January 1, 2010	Share of Net Income For the Year	Distributions	Members’ Deficiency at December 31, 2010
Year Ended December 31, 2010:
Peter L. Malkin Group	$(1,922,716)	9,200	$(149,488)	$(2,063,004)
Thomas N. Keltner, Jr. Group	(1,922,715)	9,200	(149,488)	(2,063,003)
Peter L. Malkin Group	(1,922,715)	9,200	(149,489)	(2,063,004)
Anthony E. Malkin Group	(1,922,715)	9,200	(149,489)	(2,063,004)
Peter L. Malkin Group	(1,922,715)	9,200	(149,489)	(2,063,004)
Peter L. Malkin Group	(1,922,715)	9,199	(149,489)	(2,063,005)
Peter L. Malkin Group	(1,922,717)	9,200	(149,488)	(2,063,005)

TOTALS	$(13,459,008)	$64,399	$(1,046,420)	$(14,441,029)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,645,990	$64,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and tenant improvements and equipment	2,555,093	2,153,311
Amortization of leasing commissions	301,053	443,897
Amortization of mortgage refinancing costs	363,618	363,618
Changes in operating assets and liabilities:
Due to Supervisor	879,173	43,555
Accrued mortgage interest	(10,340)	(9,779)
Accrued expenses	184,796	237,500
Accrued supervisory fees, a related party	3,265	78,000

Net cash provided by operating activities	6,922,648	3,374,501

Cash flows from investing activities:
Purchase of building and tenant improvements	(2,675,841)	(4,914,343)
Decrease in payable to Lessee, a related party	(362,016)	—

Net cash used in investing activities	(3,037,857)	(4,914,343)

Cash flows from financing activities:
Change in receivable from participants – NYS estimated tax	—	(3,357)
Repayment of mortgages payable	(2,241,546)	(2,121,140)
Financing costs	—	(2,831)
Distributions to Participants	(1,046,420)	(1,046,420)
Deferred costs	(1,685,782)	(454,277)

Net cash used in financing activities	(4,973,748)	(3,628,025)

Net decrease in cash and cash equivalents	(1,088,957)	(5,167,867)
Cash and cash equivalents, beginning of year	11,555,334	16,723,201

Cash and cash equivalents, end of year	$10,466,377	$11,555,334

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,209,527	$5,329,934

Net cash used in investing activities excludes increases of $0 and $731,360 in payable to lessee for the years ended December 31, 2011 and 2010, respectively.

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1.	Business Activity

60 East 42nd St. Associates L.L.C. (“Associates”) is a New York limited liability company owning commercial property at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y. The property, known as One Grand Central Place (formerly the “Lincoln Building”), is leased (the “Lease”) to Lincoln Building Associates L.L.C. (the “Lessee”).

Associates’ members are Peter L. Malkin and Anthony E. Malkin each of whom also acts as an agent for holders of participations in his respective member interest in Associates. In the Statements of Members’ Deficiency, each such agent’s representation is referred to as a Group (i.e., Peter L. Malkin represents five Groups and Anthony E. Malkin represents two Groups).

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

c.	Land, Building, Building Improvements, Equipment and Depreciation

Real estate, consisting of land, building, building improvements, tenant improvements and equipment, is stated at cost. Building improvements are depreciated using the straight-line basis over their estimated useful lives of 39 years. The tenant improvements are being depreciated over the terms of the individual tenant leases or the estimated useful life if shorter.

In connection with the building improvements program which began in 1999 (Note 11), costs totaling $74,308,199 and $71,632,358 have been incurred through December 31, 2011 and 2010, respectively, for new building improvements ($66,810,647 for 2011 and $64,329,907 for 2010), tenant improvements ($5,793,417 for 2011 and $5,598,316 for 2010) and equipment ( $130,000 for 2011 and $130,000 for 2010).

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

Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Additional rent represents a fixed amount of the Lessee’s net operating profit ($1,053,800 a year minimum), as defined, in each lease year and is recorded ratably over the 12-month period. Further additional rent, which is based on the net operating profit of the Lessee, as defined, is recorded by Associates when such amounts become realizable and earned.

f.	Valuation of Long-Lived Assets

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method. No impairment loss has been recorded in the years ended December 31, 2011 and 2010.

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

Taxable years ended December 31, 2008, 2009, 2010 and 2011 are subject to IRS and other jurisdictions’ tax examinations.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

2.	Summary of Significant Accounting Policies (continued)

At December 31, 2011 and 2010, the reported amounts of Associates’ aggregate net assets exceeded their tax bases by approximately $7,362,800 and $6,700,000, respectively.

h.	Offering Costs

External offering costs of $1,685,782 and $454,277 were incurred for the years ended December 31, 2011 and 2010, respectively, and are reflected as deferred costs on Associates’ consolidated balance sheets. Such costs are comprised of accounting fees, legal fees, and other professional fees. Such costs have been deferred and shall be recorded as a reduction of proceeds of the IPO, or expensed as incurred if the IPO is not consummated. Additional offering costs for work done by employees of the Supervisor of $228,603 and $56,757 for the years ended December 31, 2011 and 2010, respectively, were incurred and advanced by the Supervisor and have been reimbursed to the Supervisor by the entities to be included in the consolidation.

i.	Recently Adopted Accounting Pronouncements

In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance will be effective for us beginning with the first interim period in 2012. In accordance with the guidance, we will be required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use. Associates does not have any financial instruments that would be materially impacted by this standard as of December 31, 2011.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

3.	Mortgages Payable

On November 29, 2004, a first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for the associated refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Associates is required to make equal monthly payments of $507,838 applied to interest and then principal, calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and, at December 31, 2011, the balance is $76,008,249. The mortgage matures on November 5, 2014, at which time the principal balance will be $69,797,589.

On November 5, 2009, Associates concluded an additional $16,000,000 loan with Prudential Insurance Company of America secured by a mortgage on the property, subordinate to the first mortgage and to be used for capital improvements (the $84,000,000 and $16,000,000 mortgages are referred to as the “Mortgages”). The new loan requires payments of interest at 7% per annum and principal in the amount of $113,085 per month calculated on a 25-year amortization schedule and is co-terminus with the first mortgage. At December 31, 2011, the balance is $15,470,055. The mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The following is a schedule of principal payments on the Mortgages in each of the three years (mortgages mature in 2014) subsequent to December 31, 2011:

Year ending December 31,
2012	$2,368,853
2013	2,503,464
2014	86,605,987

Total	$91,478,304

The real estate and all sublease rents are pledged as collateral for the Mortgages.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

3.	Mortgages Payable (concluded)

The estimated fair value of Associates’ mortgage debt based on available market information was approximately $96,658,956 and $98,784,000 at December 31, 2011 and 2010, respectively.

The fair values of the mortgages payable are based on discounted cash flow models using currently available market rates assuming the loans are outstanding through maturity and considering the loan to value ratios.

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

The Lease, as modified, also provides for payments of total additional rent, as follows:

1.	Advances of additional rent are payable in equal monthly installments totaling an amount equal to the lesser of $1,053,800 ($87,817 per month) or the defined net operating profit of the Lessee during the preceding fiscal year ended September 30 (the “lease year”); and

2.	Further additional rent is payable in an amount equal to 50% of the Lessee’s remaining net operating profit, as defined, in each lease year.

Advances of additional rent are billed to and advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $87,817 throughout each year. Since it is not practicable to estimate total additional rent for the lease year ending on the ensuing September 30 which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes further additional rent when it is realized and earned from the Lessee at the close of the lease year ending September 30.

Payable to Lessee of $720,066 and $1,082,082 at December 31, 2011 and 2010, respectively, represents improvement and tenanting costs advanced by Lessee in connection with the improvement program (Note 11).

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

4.	Related Party Transactions - Rent Income (continued)

Rent income, including total additional rent based on operating profits subject to additional rent, reported by the Lessee of $11,613,895 and $8,583,267 for 2011 and 2010, respectively, was comprised as follows:

	Year ended December 31,
	2011	2010
Basic rent income	$7,474,112	$7,474,120

Advance of additional rent	1,053,800	1,053,800
Further additional rent	3,085,983	55,347

Total additional rent	4,139,783	1,109,147

Rent income	$11,613,895	$8,583,267

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

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending December 31,
2012	$7,480,000
2013	7,480,000
2014	6,230,000	*
2015	24,000	*
Thereafter	416,000	*

	$21,630,000

*	Associates intends to refinance the existing mortgages which mature on November 5, 2014. In accordance with the Ninth Lease Modification Agreement, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after November 2014 from the refinanced debt.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

4.	Related Party Transactions - Rent Income (concluded)

Real estate taxes paid directly by the Lessee for the years ended December 31, 2011 and 2010 totaled $10,928,078 and $10,594,397, respectively.

5.	Related Party Transactions - Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”), a related party. Beneficial interests in Associates and the Lessee are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Associates pays Supervisor for supervisory services and disbursements. The basic fee had been payable at the rate of $24,000 per annum since October 1, 1958. The Agents approved an increase in such fee in an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the basic fee to $180,000 per annum effective July 1, 2010, to be adjusted annually for any subsequent increase in the Consumer Price Index. Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2011 and 2010 totaled $190,646 and $109,380, respectively. For the years ended December 31, 2011 and 2010, Malkin Holdings earned $228,603 and $56,757, respectively, for special supervisory services at hourly rates in connection with a proposed consolidation of Associates, other public and private entities supervised by Malkin Holdings, and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, all representing Associates’ allocable portion of such fees to be paid directly and not borne indirectly through additional rent deductions. Malkin Holdings receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 14% per annum on the initial cash investment of $7,000,000. For tax purposes, such additional payment is treated as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $7,380 for each of the years ended December 31, 2011 and 2010, respectively.

Malkin Holdings also serves as supervisor for the Lessee, for which it receives a basic annual fee of $383,000, effective January 1, 2010, to be adjusted each year for any subsequent increase in the Consumer Price Index . Fees for supervisory services for the years ended December 31, 2011 and 2010 totaled $389,251 and $383,000, respectively. For the years ended December 31, 2011 and 2010, Malkin Holdings earned $175,911 and $11,370, respectively, from the Lessee in other service fees. Malkin Holdings also receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $400,000 a year. Distributions in respect of Malkin Holdings’ profits interest from the Lessee totaled $260,004 and $460,004 for the years ended December 31, 2011 and 2010, respectively.

6.	Number of Participants

There were 848 and 837 participants in the participating groups at December 31, 2011 and 2010, respectively.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

7.	Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.

8.	Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2011 and 2010, based on 700 participation units outstanding during each year, consisted of the following:

	Year ended December 31
	2011	2010
Income	$1,495	$92
Return of capital	—	1,403

Total distributions	$1,495	$1,495

9.	Concentration of Credit Risk

Associates maintains cash and cash equivalents in a bank and a money market fund (Fidelity U.S. Treasury Income Portfolio). The Federal Deposit Insurance Corporation (“FDIC”) insures each interest bearing account up to $250,000 and fully insures non-interest bearing accounts through December 31, 2012. At December 31, 2011 and 2010, the bank account is fully insured. Funds in the money market fund were not insured at December 31, 2011 and 2010. Distributions are paid from a cash account held by Malkin Holdings. That account is included on the accompanying balance sheet as “Due from Supervisor.” The funds (approximately $87,000 at December 31, 2011 and 2010) were paid to the participants on January 1, 2012 and 2011, respectively.

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

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

10.	Contingencies (concluded)

Five putative class actions have been brought by Participants in Registrant and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the Participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants intend to consent to consolidation, and have no position with respect to appointment of co-lead counsel.

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

11.	Building Improvements Program and Agreement to Extend Lease

In 1999, the participants of Associates and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the participants of Associates and the members in the Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the Lease beyond 2083, based on the net present benefit to Associates of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of December 31, 2011, Associates had incurred costs related to the Program of $74,308,199 and estimates that the costs of the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The participants of Associates and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the mortgage to up to $100,000,000. The balance of the costs of the Program will be financed by the new $16,000,000 mortgage and Lessee’s operating cash flow.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

11.	Building Improvements Program and Agreement to Extend Lease (concluded)

The Lessee is financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the fee mortgage (Note 3), and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any further additional rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming further additional rent continues to be earned. The 1999 consent authorized the members of Associates who act as agents for the participant investors (the “Agents”) to give additional extension rights to the Lessee beyond the September 30, 2033 expiration date (Note 4) to September 30, 2083 upon completion of the Program, and to later date(s) for consideration and upon such terms as the Agents deem appropriate for the benefit of Associates.

12.	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure.

SCHEDULE III

60 EAST 42nd ST. ASSOCIATES L.L.C

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

Column		December 31, 2011			December 31, 2010
A	Description
	Land, building and building improvements and equipment situated at One Grand Central Place, 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.
B	Encumbrances
	Prudential Insurance Company at December 31		$91,478,304			$93,719,850

C	Initial cost to company
	Land		$7,240,000			$7,240,000

	Building		$16,960,000			$16,960,000

D	Cost capitalized subsequent to acquisition
	Building improvements and equipment		$74,308,199			$71,632,358

	Carrying costs	$	None		$	None

E	Gross amount at which carried at close of period
	Land		$7,240,000			$7,240,000
	Building, building improvements and equipment		91,268,199			88,592,358

	Total		$98,508,199	(a)		$95,832,358	(a)

F	Accumulated depreciation		$32,107,921	(b)		$29,552,828	(b)

G	Date of construction		1930			1930
H	Date acquired		October 1, 1958			October 1, 1958
I	Life on which depreciation in latest income statements is computed		39 years for building improvements and 7 years for equipment			39 years for building improvements and 7 years for equipment
(a)	Gross amount of real estate
	Balance at January 1		$95,832,358			$90,186,655
	Purchase of building improvements and equipment and construction in progress (expenditures advanced by Lessee, a related party, and recorded by Associates):		2,675,841			5,645,703

	Balance at December 31		$98,508,199			$95,832,358

	The aggregate cost of land, building, and improvements, before depreciation, for Federal income tax purposes at December 31, 2011 was $95,702,358.
(b)	Accumulated depreciation
	Balance at January 1		$29,552,828			$27,399,517
	Depreciation: F/Y/E December 31		2,555,093			2,153,311

	Balance at December 31		$32,107,921			$29,552,828

LINCOLN BUILDING

ASSOCIATES L.L.C.

FINANCIAL STATEMENTS

Years Ended December 31, 2011 and 2010

LINCOLN BUILDING ASSOCIATES L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lincoln Building Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying balance sheets of Lincoln Building Associates L.L.C. as of December 31, 2011 and 2010, and the related statements of income, changes in members’ equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Building Associates L.L.C. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

April 11, 2012

LINCOLN BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,	2011	2010
ASSETS
Property - at cost:
Leasehold improvements	$18,790,248	$18,676,938
Subtenant improvements	26,256,303	21,552,926
Equipment	—	158,132

	45,046,551	40,387,996
Less accumulated depreciation and amortization	13,384,063	11,748,530

Net Property	31,662,488	28,639,466
Other Assets:
Cash and cash equivalents	955,140	3,415,068
Restricted cash—tenants’ security deposits	6,053,555	5,722,515
Restricted cash—managing agent	1,490,657	917,573
Rent receivable—net	897,783	557,051
Unbilled rent receivable—net	8,349,040	6,723,487
Due from Lessor	369,811	732,045
Due from Supervisor	165,236	1,038,334
Due from nonresident members	11,654	—
Prepaid expenses	5,579,358	5,359,887
Deferred charges and other deferred costs, net of accumulated amortization	9,835,561	7,992,306

Total Assets	$65,370,283	$61,097,732

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$2,451,248	$2,983,242
Accrued additional rent due Lessor	481,931	770,987
Tenants’ security deposits payable	6,053,555	5,722,515
Deferred income	1,554,012	1,958,673

Total Liabilities	10,540,746	11,435,417
Commitments and Contingencies	—	—
Members’ Equity	54,829,537	49,662,315

Total Liabilities and Members’ Equity	$65,370,283	$61,097,732

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF INCOME

Years Ended December 31,	2011	2010
Revenue:
Minimum rental revenue	$46,740,661	$44,065,035
Escalations and expense reimbursements	10,108,761	11,051,151
Other income	956,701	1,096,472

Total Revenue	57,806,123	56,212,658

Operating Expenses:
Basic rent expense	7,473,373	7,474,379
Additional rent	1,053,804	1,053,804
Further additional rent	2,796,927	826,334
Real estate taxes	10,928,078	10,594,397
Payroll and related costs	7,222,898	7,145,280
Repairs and maintenance	5,817,729	4,903,544
Electricity	3,423,580	4,377,112
Utilities	1,669,606	1,651,158
Management fee	293,018	309,024
Supervisory and other fees	649,333	843,103
Professional fees	1,121,855	1,235,776
Insurance, advertising and administrative	1,204,968	1,490,535
Depreciation	4,140,035	3,592,262
Amortization	1,505,741	1,261,944
Bad debts, net	598,740	792,452

Total Operating Expenses	49,899,685	47,551,104

Operating Income	7,906,438	8,661,554
Interest Income	780	1,174

Net Income	$7,907,218	$8,662,728

The accompanying notes are an integral part of these statements.

3

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Years Ended December 31,	2011	2010
Members’ Equity — beginning of year	$49,662,315	$45,539,583
Net Income	7,907,218	8,662,728
Distributions	(2,739,996)	(4,539,996)

Members’ Equity — end of year	$54,829,537	$49,662,315

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2011	2010
Cash Flows from Operating Activities:
Net income	$7,907,218	$8,662,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,140,035	3,592,262
Amortization	1,505,741	1,261,944
Bad debts	598,740	792,452
Net change in operating assets and liabilities:
Rent receivable	(939,472)	(442,788)
Due from Supervisor	873,098	(900,000)
Unbilled rent receivable	(1,625,553)	(1,883,810)
Restricted cash—managing agent	(573,084)	(220,947)
Prepaid expenses	(219,471)	(77,764)
Deferred charges—leasing commissions	(1,874,092)	(3,384,866)
Accounts payable and accrued liabilities	(906,171)	1,284,749
Accrued additional rent due Lessor	(289,056)	770,987
Deferred income	(404,661)	(161,339)

Net Cash Provided by Operating Activities	8,193,272	9,293,608

Cash Flows from Investing Activities:
Property additions	(6,955,226)	(7,611,022)
Due from Lessor	362,234	(732,045)

Net Cash Used in Investing Activities	(6,592,992)	(8,343,067)

Cash Flows from Financing Activities:

Members’ distributions	(2,739,996)	(4,539,996)
Other deferred costs	(1,308,558)	(454,278)
Due from nonresident members—net	(11,654)	—

Net Cash Used in Financing Activities	(4,060,208)	(4,994,274)

Net Decrease in Cash and Cash Equivalents	(2,459,928)	(4,043,733)
Cash and Cash Equivalents—beginning of year	3,415,068	7,458,801

Cash and Cash Equivalents—end of year	$955,140	$3,415,068

Net cash used in investing activities excludes increases of $106,264 and $542,477 in accounts payable and accrued liabilities for the years ended December 31, 2011 and 2010, respectively.
Net cash used in financing activities excludes increases of $267,913 and $42,603 in accounts payable and accrued liabilities for the years ended December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Business

The Company was originally organized on June 14, 1954 as a general partnership in order to lease and sublease the 1,200,000 square foot office building situated at 60 East 42nd Street, New York, New York (the “Property” or “One Grand Central Place”). At December 31, 2011, the Property is approximately 80% occupied. On November 1, 2002, the Company converted from a general partnership to a New York limited liability company and is now known as Lincoln Building Associates L.L.C. (the “Company”). Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

The Company commenced operations on June 14, 1954 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

2.	Summary of Significant Accounting Policies

Revenue recognition — Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases. The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rent receivable on the accompanying balance sheets. Subleases generally contain provisions under which tenants reimburse the Company for a portion of property operating expenses, real estate taxes and other recoverable costs. Receivables for escalation and expense reimbursements are accrued in the period the related expenses are incurred. Rental payments received before they are recognized as income are recorded as deferred income.

The Company provides an estimated allowance for uncollectible rent receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and sublease guarantees provided by the tenant), current economic trends and changes in tenant payment terms. Rent receivable is shown net of an estimated allowance for doubtful accounts of $129,237 and $66,035 at December 31, 2011 and 2010, respectively. Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of approximately $623,000 and $356,000 at December 31, 2011 and 2010, respectively.

Bad debt expense is shown net of recoveries.

Cash and cash equivalents — The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of a money market mutual fund (Fidelity U.S. Treasury Income Portfolio).

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

At times, the Company has demand and other deposits with a bank in excess of federally insured limits. The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property — The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable. Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount. Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset. No impairment loss has been recorded in the years ended December 31, 2011 and 2010.

Depreciation and amortization — Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements and five years for equipment. Subtenant improvements, leasing commissions and leasing costs are amortized by the straight-line method over the terms of the related tenant subleases.

Repairs and maintenance are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized.

Income taxes — The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements. The Company’s taxable income or loss is reportable by its members.

The Company follows the provisions pertaining to uncertain tax positions of Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) 740, Income Taxes, and has determined that there are no material uncertain tax positions that require recognition or disclosure in the financial statements.

Advertising — The Company expenses advertising costs as incurred.

Environmental costs — The Property contains asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations. As certain demolition of the space occurs, environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. Because the obligation to remove the asbestos has an indeterminable settlement date, the Company is unable to reasonably estimate the fair value of this obligation. Asbestos abatement costs are charged to expense as incurred.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. The Company regards the allowance for uncollectible rent (including unbilled rent receivable) as being particularly sensitive. Further, when subtenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

Other items subject to such estimates and assumptions include the determination of the useful life of real estate and other long-term assets as well as the valuation and impairment analysis of real property and other long-lived assets.

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels. Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

Recently adopted accounting pronouncements — In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, did not result in additional disclosures in the financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

New accounting pronouncements not yet adopted — In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. In accordance with the guidance, the Company requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy. For non-public companies, ASU No. 2011-04 is effective for annual periods beginning on or after December 15, 2012. The adoption of this update on January 1, 2012 is not expected to have a material impact on our financial statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

In September 2011, the FASB issued ASU 2011-9, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The ASU requires substantially more disclosures regarding the multiemployer plan the Company participates in, the nature of the Company’s commitment to the plan and other disclosures. The current recognition and measurement guidance is unchanged. The Company is evaluating the disclosures required under the ASU. For non-public companies this ASU is effective for annual periods for fiscal years ending after December 31, 2012.

Subsequent events — The Company has evaluated events and transactions for potential recognition or disclosure through April 11, 2012, the date the financial statements were available to be issued.

3.	Members’ Equity

Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.

4.	Deferred Charges

Deferred charges consist of the following as of December 31, 2011 and 2010:

	2011	2010
Leasing commissions	$11,453,706	$9,974,766
Leasing costs	62,525	62,525
Other deferred costs	2,030,749	454,278

	13,546,980	10,491,569
Less accumulated amortization	(3,711,419)	(2,499,263)

Total	$9,835,561	$7,992,306

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

5.	Related Party Transactions

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

The lease also provides for additional rent, as follows:

1) Additional rent equal to the first $1,053,804 of Lessee’s net operating income, as defined, in each lease year.

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

Further additional rent expense is recognized prior to the end of the lease year based on net operating income earned to date, provided it is probable that the Company will generate net operating income for the lease year in such amount as to obligate the Company to pay further additional rent. In the event it becomes probable that net operating income for the lease year will be insufficient to require the payment of further additional rent, any previously recorded further additional rent would be reversed into income. As of December 31, 2011 and 2010, accrued further additional rent attributable to the lease years ending September 30, 2012 and 2011, was $481,931 and $770,987, respectively.

During 1999, the Company and the Lessor entered into a building improvements program (the “Program”) whereby the Lessor would obtain financing to fund improvements to the Property. To induce the Company to approve the Program, the Lessor agreed to grant the Company, upon completion of the Program, the right to further extensions of the lease to 2083. In accordance with the 2004 consent program, the Program was further increased to up to $100,000,000. Such increase would extend the lease beyond 2083, based on the net present benefit to the Lessor of the improvements made. On November 29, 2004, Lessor obtained a new first mortgage of $84,000,000 (the “Lessor’s Loan”), of which $40,000,000 was used to repay the existing first and second mortgages. On November 5, 2009, Lessor obtained an additional mortgage financing of $16,000,000 (the “Lessor’s Second Loan”). The balance of the Lessor’s Loan and the proceeds of the Lessor’s Second Loan will be used to complete currently estimated costs for existing and additional improvements, including subtenant installation and leasing commissions.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The Company is financing the Program and billing the Lessor for the costs incurred. The Program (1) grants the ownership of the improvements to the Lessor and acknowledges the Lessor’s intention to finance them through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by the Lessor from an equivalent increase in the basic rent paid by the Company. Since any further additional rent will be decreased by one-half of that amount, the net effect is to have the Company and the Lessor share the costs of the Program equally, assuming the Company continues to be obligated to pay further additional rent. At December 31, 2011 and 2010, the Company recorded a receivable of $369,811 and $732,045, respectively, from the Lessor for costs incurred by the Company under the Program.

The Lessor’s Loan is scheduled to mature on November 5, 2014. The Lessor’s Loan bears interest at 5.34% per annum, payable monthly in arrears. Commencing August 5, 2007, the Lessor’s Loan requires equal monthly payments of $507,838 applied first to interest at 5.34% per annum, and then principal based on a 25-year amortization period. No prepayment fee shall be due if the Lessor’s Loan is prepaid during the final 60 days prior to the maturity date.

The Lessor’s Second Loan is scheduled to mature on November 5, 2014 and bears interest at 7% per annum. The Lessor’s Second Loan requires equal monthly payments of $113,085 applied first to interest at 7% per annum, and then principal based on a 25-year amortization period. No prepayment fee shall be due if the Lessor’s Second Loan is prepaid during the final 60 days prior to the maturity date.

In connection with the Lessor’s mortgage Loans, the Company has assigned all subleases and rents to the lender as additional collateral.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The following is a schedule of future minimum rental payments annual base rent as of December 31, 2011 (based on the current amount of the Lessor’s outstanding mortgage obligations and assuming the Company does not surrender the lease):

Years ending December 31,
2012	$7,480,000
2013	7,480,000
2014	6,230,000	*
2015	24,000	*
2016	24,000	*
Thereafter	402,000	*

	$21,640,000

*	The Lessor intends to refinance the existing mortgages which mature on November 5, 2014. In accordance with the Ninth Lease Modification Agreement, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after November 2014 from the refinanced debt.

As of December 31, 2011 and 2010, the Lessor had incurred costs related to the Program of approximately $74,300,000 and $71,600,000, respectively, and estimates that costs upon completion will be approximately $100,000,000. The Lessor has funded and capitalized leasing commissions totaling $4,109,821 at both December 31, 2011 and 2010.

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (“Malkin Holdings”), a related party. Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Fees and payments to Malkin Holdings LLC are as follows:

	Years Ended December 31,
	2011		2010
Basic supervisory fees	$389,251		$383,000
Offering costs for work done by employees of the Supervisor	214,266	*	52,066	*
Service fee on investment income	78		99
Profits interest	260,004		460,004

Total	$863,599		$895,169

*	Included in professional fees in the Statements of Income.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Malkin Holdings receives an additional payment from the Company equal to 10% of distributions in excess of $400,000 a year. For tax purposes such additional payment is treated as a profits interest and Malkin Holdings is treated as a member. Distributions in respect of Malkin Holdings’ profits interest totaled $260,004 and $460,004 for the years ended December 31, 2011 and 2010, respectively. In addition, other fees and disbursements to Malkin Holdings were $228,068 and $78,554 for the years ended December 31, 2011 and 2010, respectively. The distributions are paid from a cash account held by Malkin Holdings. That account is reflected on the balance sheets as “Due from Supervisor.” The balance at December 31, 2010 includes a deposit in transit of $900,000.

For administration and investment of the Company’s supervisory account, Malkin Holdings has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.1% of the account balance), which fee totaled $78 and $99 for the years ended December 31, 2011 and 2010, respectively.

Malkin Holdings also serves as supervisor for the Company’s Lessor and receives from the Lessor a basic annual fee and a fee based on distributions to its investors which totaled $7,380 in 2011 and zero in 2010. Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Through December 31, 2011, the Company has incurred an aggregate of $2,030,749 (of which $1,576,471 and $454,278 is related to the years ended December 31, 2011 and 2010, respectively) to reimburse Malkin Holdings for third-party fees it had advanced pertaining to certain matters regarding a course of action that could result in the Company becoming part of a newly formed public real estate investment trust (REIT). Such fees are to be borne entirely by the Company and are not shared indirectly with the Lessor through Additional Rent deductions. These fees were capitalized by the Company and included as part of deferred charges and other deferred costs.

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

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Rent payments (including escalations and expense reimbursements) made by Malkin Holdings totaled $1,037,398 and $1,010,435 for the years ended December 31, 2011 and 2010, respectively.

Peter L. Malkin, a member of Malkin Holdings LLC, was elected to the Board of the Grand Central Partnership, Inc. for a two-year term commencing January 1, 2007 and re-elected for additional two-year terms through December 31, 2012. The Grand Central Partnership, Inc. is a month-to-month tenant in the Property commencing March 1, 1998 for 206 rentable square feet at an annual rental of $1,200. The lease to the Grand Central Partnership, Inc. is on the same terms and conditions as other space it had previously occupied in the building under a lease dated July 24, 1997.

6.	Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of subleases which may expire during the periods, on noncancelable operating subleases in effect at December 31, 2011 are as follows:

Years ending December 31,
2012	$44,646,000
2013	38,464,000
2014	32,506,000
2015	26,258,000
2016	22,843,000
Thereafter	81,237,000

$245,954,000

The above table includes $3,763,000 from Malkin Holdings LLC.

7.	Management Fee

The Company has engaged Newmark Knight Frank to lease and manage the Property. Pursuant to the management agreement, the management fee is equal to 1% of total collected proceeds per month with a cap of $350,000 per annum (which is reduced by the service fee on interest income earned on tenants’ security deposits). For the years ended December 31, 2011 and 2010, the management fee totaled $293,018 and $309,024, respectively.

A portion of the Company’s cash is held in accounts in the custody of the managing agent. These amounts are included in the accompanying balance sheets as “Restricted cash—managing agent.”

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

8.	Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union—Local 32B-32J and the Central Pension Fund—Local 94, the Company participates with other companies in two defined benefit pension plans. The plans cover all of the Company’s janitorial and engineering employees who are members of the union. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company incurred pension expense (which is included in payroll and related costs) of approximately $236,000 and $224,000 for the years ended December 31, 2011 and 2010, respectively.

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

Five putative class actions have been brought by participants in Empire State Building Associates L.L.C. and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants intend to consent to consolidation, and have no position with respect to appointment of co-lead counsel.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

