Form 10-K/A
period 2011-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2012-05-23
CIK 90794

Exhibit 3.1

AGREEMENT made this 25th day of September, 1958, among LAWRENCE A. WIEN, residing at Newtown Turnpike (no street number), Weston, Connecticut; HARRY B. HELMSLEY, residing at Ridgecrest Road (no street number), Briarcliff Manor, New York; ALVIN S. LANE, residing at 5204 Delafield Avenue, Riverdale, New York; HENRY W. KLEIN, residing at Sterling Road (no street number), Harrison, New York; WILLIAM F. PURCELL, residing at 930 Fifth Avenue, New York, New York; ALVIN SILVERMAN, residing at 897 Fulton Street, Valley Stream, New York, and FRED LINDEN, residing at 390 First Avenue, New York, New York

W I T N E S S E T H:

WHEREAS, the parties desire to create a partnership to purchase and lease the premises known as 60 East 42nd Street (Lincoln Building), and 301 Madison Avenue, New York, New York (hereinafter together sometimes called “the premises”); and

WHEREAS, the parties also wish to define their respective rights and obligations as members of such partnership;

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

1.

The parties hereby form a partnership to be known as “60 EAST 42ND ST. ASSOCIATES”, which shall have its business office at 60 East 42nd Street, New York, New York, or at such other address in the State of New York as the parties may hereafter designate.  The partnership shall continue until all property owned by it shall have been disposed of pursuant to this agreement.

2.

Upon acquiring title to the premises, the partnership will execute a lease thereof, in the form set forth in Exhibit “A” annexed hereto, to “LINCOLN BUILDING ASSOCIATES” a co-partnership.

3.

Each party shall own a one-seventh (1/7) interest in the partnership, and all profits and losses of the partnership shall be shared proportionately.

4.

The firm of Wien, Lane, Klein & Purcell, Esqs., of 60 East 42nd Street, New York, New York, shall maintain the books and records of the partnership and supervise the operation of this agreement.  Said firm shall be paid the sum of Twenty-four Thousand Dollars ($24,000) per annum, which shall compensate them in full for their services and disbursements, and from which they shall also pay for all regular accounting services.

5.

The premises shall not be sold, mortgaged or transferred in any way, nor the aforesaid lease modified, nor a new lease of the premises made, unless approved by all the parties.

6.

Upon the death of any party, the partnership shall continue without interruption.  The deceased party may designate, by any appropriate instrument in writing, any individual of full age to succeed him as a member of the partnership.  If no such designation is made by the deceased party, his executor or administrator may make such designation.  Any individual so designated shall accept such designation in writing, and shall then be a member of the partnership with the same rights and liabilities as the deceased party.

In the event that any party dies, and no successor for him is qualified within six (6) months after his death, the surviving parties may purchase the interest of the deceased party in the partnership within thirty (30) days after the expiration of such six (6) months’ period, and the surviving parties shall share in such purchase in proportion to their respective partnership interests.  The price shall be the original cost of the deceased party’s interest, less any capital repaid thereon.

2

7.

Any one of the parties may receive and accept service of process on behalf of the partnership, and the firm of Wien, Lane, Klein & Purcell, or its successors, is hereby also designated as an agent of the partnership for the purpose of receiving and accepting service of process.

8.

Any dispute regarding this agreement or any property of the partnership shall be settled by arbitration in the City of New York in accordance with the rules of the American Arbitration Association then in effect, and such decision shall be binding upon all of the parties.

9.

This agreement shall be binding upon the heirs, legal representatives, successors and assigns of the parties.

IN WITNESS WHEREOF, the parties hereto have hereunto set their hands the day and year first above written.

/s/ Lawrence A. Wien Lawrence A. Wien	/s/ Henry W. Klein Henry W. Klein
/s/ Harry B. Helmsley Harry B. Helmsley	/s/ William F. Purcell William F. Purcell
/s/ Alvin S. Lane Alvin S. Lane	/s/ Alvin Silverman Alvin Silverman
/s/ Fred Linden Fred Linden

3

AGREEMENT OF LEASE made the 1st day of October, 1958, between 60 EAST 42ND ST. ASSOCIATES, a co-partnership having its office at 60 East 42nd Street, New York 17, New York (hereinafter called the “Landlord”), and LINCOLN BUILDING ASSOCIATES, a co-partnership having its office at 60 East 42nd Street, New York 17, New York (hereinafter called the “Tenant”).

W I T N E S S E T H:

1.

The Landlord hereby leases to the Tenant the following premises:

ALL that certain lot, piece or parcel of land with the buildings and improvements thereon erected, situate, lying and being in the Borough of Manhattan, County of New York, City and State of New York, bounded and described as follows:

BEGINNING at a point on the southerly side of Forty-Second Street distant one hundred and five feet westerly from the corner formed by the intersection of the southerly side of Forty-Second Street with the westerly side of Park Avenue; running thence southerly parallel with the westerly side of Park Avenue one hundred and ninety-seven feet six inches to the northerly side of Forty-First Street; running thence westerly along the northerly side of Forty-First Street one hundred seventy-nine feet nine inches; thence northerly parallel with the easterly side of Madison Avenue and part of the way through a party wall fifty-two feet; thence westerly parallel with the northerly side of Forty-First Street twenty feet three inches; thence southerly again parallel with the easterly side of Madison Avenue, twenty-seven feet; thence westerly again parallel with the northerly side of Forty-First Street and part of the way through a party wall one hundred feet to the easterly side of Madison Avenue; running thence northerly along the easterly side of Madison Avenue, seventy-three feet nine inches; thence easterly parallel with the southerly side of Forty-Second Street and part of the way through a party wall one hundred feet; thence northerly again parallel with the easterly side of Madison Avenue, twenty-four feet eight and one-quarter inches; thence easterly again parallel with the southerly side of Forty-Second Street, eighteen feet six inches; thence northerly again parallel with the easterly side of Madison Avenue seventy-four feet three-quarters of an inch to the southerly side of Forty-Second Street; running thence easterly along the southerly side of Forty-Second Street, one hundred and eighty-one feet six inches to the point or place of beginning;

SAID PREMISES being known as and by the street numbers 60 East 42nd Street and 301 Madison Avenue;

TOGETHER with the benefits and subject to the burdens of light and air agreement and declaration made between Lincoln Building Corporation and Aetna Life Insurance Company., dated January 31, 1941 and recorded January 31, 1941 in Liber 4475 of Mortgages for New York County at Page 437;

TOGETHER with all right, title and interest, if any, in and to the use of the name “Lincoln Building”;

TOGETHER with all right, title and interest of the Landlord of, in and to any streets and roads in front of and adjoining said premises to the centre lines thereof;

TOGETHER with all fixtures, chattels and articles of personal property now or hereafter attached to or used in connection with said premises, and any and all replacements thereof and additions thereto;

for a term of twenty-five (25) years, commencing at 12:01 A.M. on the first day of October, 1958, and ending at 12:00 midnight on the 30th day of September, 1983, upon the terms and conditions hereinafter set forth.

2.

(A)

The Tenant covenants to pay an annual rental of Two Million One Hundred Eleven Thousand Dollars ($2,111,000) in equal monthly installments of One Hundred Seventy-five Thousand Nine Hundred Sixteen and 67/100 Dollars ($175,916.67), on the first day of each month during said term, in advance.

(B)

The Tenant shall keep or be deemed to keep its records on a fiscal year basis, commencing with October 1, 1958.  Within sixty (60) days after the end of each such fiscal year, the Tenant shall deliver to the Landlord a written statement of the operation of the demised premises during the preceding fiscal year.  If such statement shall disclose a net income after the payment of rent and all other expenses, but before depreciation, in excess of Four Hundred Thousand Dollars ($400,000), fifty per cent (50%) of the excess over Four Hundred Thousand Dollars ($400,000) shall be paid as additional rent at the time of the delivery of the statement.

(C)

The Tenant shall also pay, as additional rent, all realty taxes, water charges and assessments affecting the demised premises, as well as all other operating and maintenance expenses of the property other than mortgage interest and amortization.  The Tenant shall have the right, at its sole expense, to contest or review any realty taxes, water charges or assessments by appropriate legal proceedings. It is the intention of the parties that this is a net lease, and that the Landlord shall receive the stipulated rental free from all taxes, charges or expenses of any kind.

(D)

The Tenant shall deposit with the Landlord or any designee of the Landlord, upon demand, such sums by way of advances against realty taxes, water charges, assessments and insurance premiums as the Landlord may reasonably require from time to time.  If the Tenant shall make any such deposits with the Landlord, the Landlord agrees to use the sums so deposited for the payment of realty taxes, water charges, assessments or insurance premiums, as the case may be, as such charges become due and payable.

3.

The Tenant may renew this lease for two (2) additional periods of twenty-five (25) years each, at the same rental and upon the same terms and conditions (excepting the clause relative to renewal), provided that the Tenant is not in default hereunder, and provided further that the Tenant gives to the Landlord at least ninety (90) days’ written notice of renewal.

4.

The Tenant, at its sole cost and expense, shall keep in good repair and shall renew, rebuild and replace, as necessary, the buildings located on the demised premises, the sidewalks adjacent thereto, and all equipment, fixtures and appurtenances used in or about the buildings.  At the end of the lease, the Tenant will surrender the buildings, sidewalks, equipment, fixtures and appurtenances in good condition and repair, with due allowance for reasonable wear and tear.

5.

The Tenant, at its sole cost and expense, shall comply with all orders, regulations and requirements of all governmental authorities, the New York Board of Fire Underwriters and the New York Fire Insurance Exchange as they affect the use and operation of the demised premises.  The Tenant may contest or review any order, regulation or requirement, by legal proceedings or otherwise, before compliance therewith.

6.

The Tenant, at its sole cost and expense, shall furnish and keep in force during the term of this lease, fire insurance to the extent required under any appropriate appraisal.  The policies shall provide for payment to the Landlord and to any mortgagee whom the Landlord may designate.  All policies shall remain in the possession of the Landlord or the Landlord’s mortgagee.  The Tenant shall pay the premiums as they accrue.  The Tenant covenants that it will not do or suffer to be done any act upon the demised premises which will invalidate the fire insurance policies covering same.

7.

The Tenant, at its sole cost and expense, shall furnish and keep in force during the term of this lease, liability insurance against accidents, with amounts of Three Hundred Thousand Dollars ($300,000) for a single claim, and One Million Dollars ($1,000,000) for more than one claim, which liability insurance shall be carried so as to cover the Landlord as well as the Tenant.

8.

The Tenant, upon giving sixty (60) days’ prior notice as provided in Paragraph “26” hereof, may surrender this lease at the end of any month, in which event the Tenant shall have no personal liability for obligations accruing after the effective date of such surrender.

9.

The Tenant may assign this lease, or sublet the premises, or any portion thereof, without the Landlord’s consent.  No assignment, however, shall be valid unless the assignee shall assume in writing all the obligations of the Tenant hereunder.  In the event that the within lease is terminated for any reason, the Landlord agrees to accept as its tenants any sublessees under subleases made by the Tenant, provided as to each sublessee that he is not in default under the terms of his sublease, and that he attorns to the Landlord.

10.

If the Tenant abandons the demised premises or is evicted therefrom, without having given sixty (60) days’ notice of termination as provided in Paragraph “8” above, such abandonment or eviction shall be treated as the said sixty (60) days’ notice, and the liability of the Tenant shall continue for a period of sixty (60) days from the end of the month in which the abandonment or eviction occurs.

11.

In the event of a surrender of this lease pursuant to Paragraph “8” hereof, or in the event of a valid assignment of this lease pursuant to Paragraph “9” hereof, or in the event of an abandonment by or eviction of the Tenant so as to create a surrender pursuant to Paragraph “10” hereof, then, in any of such events, the only obligations for which the Tenant shall continue to be liable after the effective date of such surrender or assignment shall be the payment of accrued rent and the payment of a proportionate share of the real estate taxes on the demised premises, of the insurance premiums, and of all other charges for which the tenant is responsible under the terms hereof, to the effective date of such surrender or assignment.

Similarly, if any party to the partnership which constitutes the Tenant herein makes a valid assignment of his interest in such partnership, and if the assignee thereof assumes in writing all of the obligations of such assignor hereunder, then such assignor shall be relieved of all personal liability under this lease except for accrued rent and a proportionate share of real estate taxes and other charges as hereinabove provided.

12.

The Tenant shall keep the demised premises free of mechanics’ liens or other liens or orders for the payment of money. The Tenant shall defend all suits to enforce such liens or orders, whether against the Landlord or the Tenant, at the Tenant’s sole expense.  The Tenant hereby indemnifies the Landlord against any expense or damage as a result of such liens or orders.

13.

The Tenant agrees that its rights hereunder are subordinate to any mortgages now on the demised premises, or which hereafter may be placed thereon, provided that the aggregate annual payment for interest and amortization on any such mortgages (excluding the principal payment due at maturity) shall not exceed Two Million One Hundred Eleven Thousand Dollars ($2,111,000).  The Tenant agrees to execute, upon demand, any documents required to evidence such subordination.  The Tenant further agrees that it will not do or suffer to be done any act upon the demised premises which will violate any of the terms of any such mortgages or the obligations secured thereby.

14.

If the Landlord shall default under the terms of any mortgage to which this lease is subject, the Tenant may pay to the mortgagee the sum necessary to cure the default.  The Tenant shall have the right to offset such payment, with interest thereon, against any rent accruing hereunder until such payment and interest shall have been repaid to the Tenant in full.

15.

The Landlord may terminate this lease by giving five (5) days’ notice as provided in Paragraph “26” hereof:

(A)

If rent or any other payment due from the Tenant shall be unpaid for five (5) days after written notice by the Landlord; or

(B)

If the Tenant shall be in default in the performance of any other agreement herein and such default is not cured within thirty (30) days after notice given by the Landlord; or

(C)

If the Tenant shall be adjudicated a bankrupt, make a general assignment for the benefit of creditors, or take the benefit of any insolvency act, or if a permanent receiver or trustee in bankruptcy be appointed for the Tenant’s property and such appointment is not vacated within ninety (90) days.

In the event that the Landlord shall give the five (5) days’ notice of termination as hereinabove provided, this lease shall automatically terminate at the end of said five (5) day period, and it shall be lawful for the Landlord at its option to re-enter the demised premises by summary proceedings or by any action or proceeding or by force or otherwise and to have, hold, repossess and enjoy them.  The Tenant hereby waives any right to redeem the demised premises and any right to notice of re-entry.

16.

The Landlord or its representatives shall have the right to enter the demised premises at all reasonable hours, to examine the premises, or to make any repairs necessary for the safety and preservation thereof.

17.

The Landlord or its representatives may show the premises, during reasonable business hours, to prospective purchasers.  During the six (6) months preceding the expiration of the term hereof, the Landlord or its agents may place notices on any portion of the building, offering the premises “To Let” or “For Sale”.

18.

The Landlord hereby assigns to the Tenant all of the Landlord’s right, title and interest in existing leases and tenancies, if any, in the demised premises, and in the rents becoming due and payable under the terms of existing leases and tenancies.

19.

If the Tenant shall vacate or be evicted from the demised premises, and shall fall to remove any trade fixtures or other property, the said fixtures and property shall be deemed abandoned by the Tenant, and shall become the property of the Landlord.

20.

The Tenant may make alterations, additions and improvements to the demised premises, without the written consent of the Landlord.  However, the prior written consent of the Landlord shall be required if:

a)

A substantial portion of the building on the demised premises is to be demolished; or

b)

Any single alteration, addition or improvement shall cost more than Two Hundred Fifty Thousand Dollars ($250,000).

The Landlord agrees that it will not withhold its consent unreasonably.  Before any alterations, additions or improvements are begun, plans and specifications therefor must be exhibited to and approved by the Landlord.

21.

If, by reason of any default by the Tenant under the terms of this lease, the Landlord shall pay any sum of money or do any act which shall require the expenditure of any sum of money, the Tenant shall repay such sums to the Landlord upon demand.  The Landlord may charge such sums, together with interest thereon, as additional rent, to be due upon the next rent day.  This provision shall not be construed to postpone the Landlord’s right to collect such sums by action or otherwise.

22.

If the demised premises be condemned during the term of this lease by any competent authority, for any public or quasi-public use, the lease shall end as of the date of the vesting of title under such condemnation.  The Landlord and the Tenant shall participate in the condemnation award as follows:

A.

In the event of total condemnation:

1.

The Landlord shall first retain the sum of Twenty-Four Million Two Hundred Thousand Dollars ($24,200,000.).

2.

The balance shall be divided equally between the Landlord and Tenant.

B.

In the event of partial condemnation, the parties shall agree upon the percentage of property taken.  If agreement cannot be reached by the parties, the question shall be determined by arbitration through the American Arbitration Association, under its rules then in effect.  The rental shall be reduced in proportion to the percentage of the property taken by condemnation.  The cash proceeds of the partial condemnation shall be distributed as follows:

1.

The cost of repairs to the building, as a result of the partial condemnation, shall first be paid.

2.

There shall next be paid to the Landlord an amount equal to the percentage of Twenty-Four Million Two Hundred Thousand Dollars ($24,200,000.) which the value of the condemned portion of the property bears to the total value of the property before condemnation.

3.

The balance shall be divided equally between the Landlord and the Tenant.

23.

(A)

If any building erected upon the demised premises shall be damaged or destroyed by fire or other casualty, the Tenant shall promptly repair or rebuild the same at Tenant’s expense, so as to make said building at least equal in value to the building existing immediately prior to such occurrence.  The Landlord shall permit the net proceeds of any insurance to be applied to the payment of the cost of such repairing or rebuilding as the same progresses.  If the insurance proceeds shall exceed the cost of such repairs or rebuilding, the excess shall belong to the Tenant.  The plans and specifications for any new or reconstructed building, or for any repairs involving material alterations, shall be approved in writing by the Landlord, whose approval shall not be unreasonably withheld.  There shall be no abatement of rent during the repairs or reconstruction.

(B)

In the event that the holder of any mortgage on the demised premises shall elect to apply the proceeds of the fire insurance in reduction of the said mortgage, the Landlord shall endeavor to raise a fund equal to the net proceeds of such insurance, and if successful shall make such fund available to the Tenant for the purpose of such repairs or rebuilding.  If the Landlord is unable to raise such fund within ninety (90) days, the Tenant may cancel this lease upon thirty (30) days’ written notice, or may advance toward the cost of the repairs or rebuilding an amount equal to the insurance proceeds applied by the mortgagee.  The Tenant shall have the right to offset its claim for such advance, with interest thereon, against any rent accruing hereunder until the advance and interest shall have been repaid to the Tenant in full.

(C)

If any building erected upon the demised premises shall be damaged or destroyed by fire or other casualty during the last thirty (30) months of the term, the Tenant shall not be required to rebuild the same.  The rent shall be adjusted to the date of such fire or other casualty, and thereupon this lease shall terminate.

(D)

If this lease is terminated pursuant to this Paragraph “23”, the proceeds of all insurance policies shall belong to the Landlord.  However, the Landlord shall pay to the Tenant, upon the latter’s removal from the demised premises, a sum equal to the value of the unexpired term of the lease.  If the parties cannot agree upon such value, the amount shall be fixed by arbitration through the American Arbitration Association, under its rules then in effect.

24.

Both parties waive all right to trial by jury in any summary proceedings instituted by the Landlord against the Tenant, or in any action to recover rent or any damages hereunder.

25.

The Landlord covenants that the Tenant, on paying the stipulated rent, and upon performing the covenants above described, shall peacefully and quietly have, hold and enjoy the demised premises during the term hereof.  However, this covenant shall continue only during the Landlord’s retention of title to the demised premises.

26.

Any notice or demand given hereunder shall be sent by registered mail:

a)

To the Tenant, at 60 East 42nd Street, New York, New York, or at such other address as the Tenant may hereafter designate in writing.

b)

To the Landlord, at 60 East 42nd Street, New York, New York, or at such other address as the Landlord may hereafter designate in writing.

27.

The Tenant waives all right to redeem under Paragraph 1437 of the Civil Practice Act.

28.

This lease shall be binding upon and inure to the benefit of the successors, assigns, heirs and legal representatives of the parties hereto.

IN WITNESS WHEREOF, the parties hereto have hereunto set their hands the day and year first above written.

60 EAST 42ND ST. ASSOCIATES

By:
Lawrence A. Wien, Landlord

LINCOLN BUILDING ASSOCIATES

By:
Harry B. Helmsley, Tenant

STATE OF NEW YORK

)

                                                                       ) ss. :
COUNTY OF NEW YORK                        )

On this 1st day of October, 1958, before me personally appeared LAWRENCE A. WIEN, to me known and known to me to be the individual described in and who executed the foregoing instrument and he duly acknowledged to me that he executed the same.

STATE OF NEW YORK

)

                                                                     ) ss. :
COUNTY OP NEW YORK                      )

On this 1st day of October, 1958, before me personally appeared HARRY B. HELMSLEY, to me known and known to me to be the individual described in and who executed the foregoing instrument and he duly acknowledged to me that he executed the same.