Form 10-Q
period 2012-06-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2012-08-09
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

	June 30, 2012	December 31, 2011
Assets	(Unaudited)
Real estate:
Building	$16,960,000	$16,960,000
Less: accumulated depreciation	(16,960,000)	(16,960,000)

	—	—

Building improvements and equipment	67,469,311	66,940,647
Less: accumulated depreciation	(13,048,690)	(12,187,313)

	54,420,621	54,753,334

Tenant improvements	7,695,538	5,793,417
Less: accumulated depreciation	(1,922,304)	(1,386,473)

	5,773,234	4,406,944

Land	7,240,000	7,240,000

Total real estate, net	67,433,855	66,400,278

Cash and cash equivalents	6,875,462	10,466,377
Due from Supervisor, a related party	87,202	87,202
Other receivable	9,201	3,357
Prepaid insurance	31,617	—
Deferred costs	3,052,936	2,140,059
Leasing costs, less accumulated amortization of $1,509,865 in 2012 and $1,444,673 in 2011	1,159,550	1,066,705
Mortgage refinancing costs, less accumulated amortization of $2,007,039 in 2012 and $1,825,231 in 2011	866,593	1,048,401

Total assets	$79,516,416	$81,212,379

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$90,310,237	$91,478,304
Accrued mortgage interest	423,088	428,479
Accrued supervisory fees, a related party	—	81,265
Payable to Lessee, a related party	2,231,755	720,066
Due to Supervisor, a related party	297,983	922,728
Accrued expenses	37,884	422,996

Total liabilities	93,300,947	94,053,838
Commitments and contingencies	—	—
Members’ deficiency (at June 30, 2012 and December 31, 2011, there were 700 units (at $10,000 per unit) of participation units outstanding)	(13,784,531)	(12,841,459)

Total liabilities and members’ deficiency	$79,516,416	$81,212,379

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:	(Unaudited)		(Unaudited)
Basic rent income, from a related party	$1,868,604	$1,868,518	$3,737,200	$3,737,032
Advance of additional rent income, from a related party	263,450	263,450	526,900	526,900

Total rent income	2,132,054	2,131,968	4,264,100	4,263,932
Dividend income	195	268	418	548

Total revenue	2,132,249	2,132,236	4,264,518	4,264,480

Expenses:
Interest on mortgages	1,362,892	1,394,642	2,733,888	2,796,948
Supervisory services, to a related party	48,478	46,845	96,956	93,690
Depreciation of building and tenant improvements and equipment	743,812	648,277	1,397,208	1,281,725
Amortization of leasing costs	208,150	77,246	286,083	157,206
Professional fees, including amounts to a related party	71,677	36,800	154,358	84,668
Miscellaneous	12,887	—	15,887	3,000

Total expenses	2,447,896	2,203,810	4,684,380	4,417,237

Net Loss	$(315,647)	$(71,574)	$(419,862)	$(152,757)

Income (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$(450.92)	$(102.25)	$(599.80)	$(218.22)

Distributions per $10,000 participation unit consisted of the following:
Income	$0	$0	$0	$0
Return of capital	373.72	373.72	747.44	747.44

Total distributions	$373.72	$373.72	$747.44	$747.44

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

	For the Six Months Ended June 30, 2012	For the Year Ended December 31, 2011

	(Unaudited)
Members’ deficiency:
January 1, 2012	$(12,841,459)
January 1, 2011		$(14,441,029)
Add net income (loss):
January 1, 2012 through June 30, 2012	(419,862)
January 1, 2011 through December 31, 2011		2,645,990

	(13,261,321)	(11,795,039)

Less distributions:
Monthly distributions:
January 1, 2012 through June 30, 2012	523,210
January 1, 2011 through December 31, 2011		1,046,420

Total distributions	523,210	1,046,420

Members’ deficiency at the end of the period:	$(13,784,531)	$(12,841,459)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Cash flows from operating activities:	(Unaudited )
Net loss	$(419,862)	$(152,757)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and tenant improvements and equipment	1,397,208	1,281,725
Amortization of leasing costs	286,083	157,206
Amortization of mortgage refinancing costs	181,808	181,810
Changes in operating assets and liabilities:
Change in other receivable	(5,844)	—
Change in prepaid insurance	(31,617)
Change in due to Supervisor, a related party	(171,210)	(43,555)
Accrued expenses	(19,500)
Change in accrued supervisory fees, to a related party	(81,265)	78,000
Accrued mortgage interest	(5,392)	(182,524)

Net cash provided by operating activities	1,130,409	1,319,905

Cash flows from investing activities:
Purchase of building improvements and equipment	—	(1,352,847)
Purchase of tenant improvements	(947,932)	(409,761)
Increase in payable to Lessee	—	845,925

Net cash used in investing activities	(947,932)	(916,683)

Cash flows from financing activities:
Repayment of mortgages payable	(1,168,067)	(1,105,300)
Distributions to Participants	(523,210)	(523,210)
Deferred costs	(2,082,115)	(228,841)

Net cash used in financing activities	(3,773,392)	(1,857,351)

Net decrease in cash and cash equivalents	(3,590,915)	(1,454,129)
Cash and cash equivalents, beginning of period	10,466,377	11,555,334

Cash and cash equivalents, end of period	$6,875,462	$10,101,205

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,557,470	$2,620,237

Supplemental information of non-cash investing and financing Activities:
Net cash used in investing activities excludes increase of $1,482,852 in payable to Lessee for the period ended June 30, 2012.
Net cash used in financing activities excludes a decrease of $453,535 in due to Supervisor for the period ended June 30, 2012.

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2012 and its results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. Information included in the condensed balance sheet as of December 31, 2011 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2011 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Rent income, earned from a related party, was $4,264,099 and $4,263,932 for the six months ended June 30, 2012 and 2011, respectively.

For the lease year ended September 30, 2011, Lessee reported net operating income of $7,225,766. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2011 and Further Additional Rent of $3,085,983 subsequent to September 30, 2011. The Further Additional Rent of $3,085,983 represents 50% of the excess of the Lessee’s net operating income of $7,225,766 over $1,053,800. During November 2011 Registrant did not make any additional distribution of Further Additional Rent received for the lease year ending September 30, 2011 to Participants as such amount was required for (i) fees relating to a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a real estate investment trust, (ii) the increase in the supervisory fee to Supervisor, (iii) accounting fees, (iv) the New York State annual filing fee, and (v) general contingencies.

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the Consolidation (as defined below). In such Consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Building Realty Trust, Inc., a newly organized real estate investment trust.

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

The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Lessee. Based on the preliminary exchange values, if the Consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Property will be allocated approximately 50% to the Registrant and 50% to the Lessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Lessee.

Note D Mortgages Payable

On November 29, 2004, a new first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at June 30, 2012 the balance is $74,979,252. The Senior Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009 Registrant took out an additional $16,000,000 loan with Prudential Insurance Company of America secured by a second mortgage on the Property, subordinate to the first mortgage and to be used for capital improvements. The loan requires payments of interest at 7% per annum and principal in the aggregate amount of $113,085 calculated on a 25-year amortization schedule and is co-terminus with the first mortgage. At June 30, 2012, the balance is 15,330,985. The mortgage matures on November 5, 2014 at which time the principal balance will be $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $95,130,697 as of June 30, 2012. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

As of June 30, 2012, mortgage financing costs of $2,873,632 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the Lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of June 30, 2012, Registrant had incurred costs related to the Program of $76,738,984 and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted above, the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing, if applicable, will be funded out of Lessee’s operating cash flow. Amounts Payable to Lessee related to the program were $2,231,755 (of which $2,231,589 relate to unpaid improvements and leasing costs) and $720,066 as of June 30, 2012 and December 31, 2011, respectively.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) has been payable at the rate of $24,000 per annum, payable $2,000 per month, since October 1, 1958. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the consumer price index since such date, resulting in an increase in the Basic Payment to $180,000 per annum effective July 1, 2010 to be adjusted annually for any subsequent increase in the Consumer Price Index. The fee is payable (i) not less than $2,000 per month and (ii) the balance out of available reserves from Further Additional Rent. If Further Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Further Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

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

Accrued supervisory fees, to a related party, are $0 and $81,265 at June 30,2012 and December 31, 2011, respectively. Due to Supervisor, a related party, was $297,983 and $922,728 at June 30, 2012 and December 31, 2011, respectively.

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $96,956 for the six-month period ended June 30, 2012. Supervisory fees were $93,690 for the six-month period ended June 30, 2011. No remuneration was paid during the six-month periods ended June 30, 2012 and 2011 by Registrant to any of the Members. Included in professional fees are amounts to a related party of $31,088 and $80,188 for the three and six months ended June 30, 2012, respectively and $18,050 and $47,168 for the three and six months ended June 30, 2011, respectively.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions to Participants in Registrant in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2012 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

Distributions are paid from a cash account held by Supervisor. That account is included in the condensed Balance Sheets as “Due from Supervisor.” The funds of $87,202 at June 30, 2012 and December 31, 2011 were paid to participants on July 1, 2012 and January 1, 2012, respectively.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 2012, entities for the benefit of Peter L. Malkin’s family own member interests in Lessee. The respective interests of the Members in Registrant and Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

Note F Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure.

Note G Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Financial Accounting Standards Board guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, due from Supervisor, a related party, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses: The carrying amount of cash and cash equivalents, due from Supervisor, a related party, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses reported in our Condensed Balance Sheets approximates fair value due to the short maturity of these instruments.

Mortgages payable: The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including:

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

Level 3 - Valuations based significantly on unobservable inputs.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $95,130,697, compared to the book value of the related debt of $90,310,237, at June 30, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note H Offering Costs

Through June 30, 2012, we have incurred external offering costs of $3,052,936, of which we have incurred $912,877 and $228,841 for the six month periods ended June 30, 2012 and 2011, respectively, and are reflected as deferred costs on Registrant’s Condensed Balance Sheets. Such costs are comprised of accounting fees, legal fees, and other professional fees. Such costs have been deferred and shall be recorded as a reduction of proceeds of the Consolidation and IPO (as defined below), or expensed as incurred if the Consolidation and IPO is not consummated. $297,983 and $922,728 of these costs are in Due to Supervisor at June 30, 2012 and December 31, 2011. Additional offering costs for work done by employees of the Supervisor of $80,187 and $47,168 for the six months ended June 30, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have been or will be reimbursed to the Supervisor by the entities to be included in the Consolidation and IPO.

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

During the six-month period ended June 30, 2012, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant’s results of operations for such periods:

Total revenues were approximately the same for the six-month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Total revenues were approximately the same for the three-month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $267,143 for the six-month period ended June 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to: a decrease in interest on the mortgages payable of $63,060 as a result of scheduled amortization of principal that reduced the loan balance, offset in part by i) an increase in depreciation of building and tenant improvements and equipment of $115,483 attributable to improvements placed in service in the second half of 2011 and first half of 2012, ii) an increase in amortization of leasing costs of $128,877 attributable to improvements placed in service in the second half of 2011 and first half of 2012 and the write off of the unamortized cost relating to tenants who vacated in the second quarter of 2012, and iii) an increase in professional fees of $69,690 mainly attributable to fees to the Supervisor of $33,019 for services rendered in connection with a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively, the “Consolidation”) and initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”) for the six-month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $244,086 for the three-month period ended June 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to: a decrease in interest on the mortgages payable of $31,750 as a result of scheduled amortization of principal that reduced the loan balance, offset in part by i) an increase in depreciation of building and tenant improvements and equipment of $95,535 attributable to improvements placed in service in the second half of 2011 and first quarter of 2012, ii) an increase in amortization of leasing costs of $130,904 attributable to improvements placed in service in the second half of 2011 and first quarter of 2012 and the write off of the unamortized cost relating to tenants who vacated in the second quarter of 2012, and iii) an increase in professional fees of $44,764 mainly attributable to fees to the Supervisor of $31,088 for services rendered in connection with the Consolidation and IPO for the three-month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant’s liquidity has decreased at June 30, 2012 as compared with December 31, 2011 as a result of i) scheduled amortization of principal based on a 25-year amortization period, ii) costs incurred in connection with the Consolidation and IPO, and iii) commitments for reimbursement to the Lessee under the improvement program. Registrant may from time to time set cash aside for contingencies. Adverse developments in economic, credit and investment markets over the last several years have impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 24 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant anticipates that funds for short-term working capital requirements for the Property will be provided by cash on hand and rental payments received from Lessee. Long-term sources of working capital will be provided by rental payments received from the Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the Consolidation. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Building Realty Trust, Inc., a newly organized real estate investment trust.

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

The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Lessee. Based on the preliminary exchange values, if the Consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Property will be allocated approximately 50% to the Registrant and 50% to the Lessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Lessee.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2011.

Security Ownership

As of June 30, 2012, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.4% of the currently outstanding Participations therein.

As of June 30, 2012, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

(b)	Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

As of the date of this 10-Q report, five putative class actions have been brought by Participants in Empire State Building Associates L.L.C. and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As currently pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares of Class A common stock in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and Empire State Realty Trust, Inc. (“Defendants”) for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction and the process in which it was structured (including the valuation which was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to the Malkin Holdings group and the prospectus/consent solicitation fails to make adequate disclosure. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. The motion was granted on June 26, 2012, and the plaintiffs have 120 days from that date to file a consolidated amended complaint.

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date.

The outcome of this litigation is uncertain, however, and as a result, the Defendants may incur costs associated with defending or settling such litigation or paying any judgment if they lose. In addition, the Defendants may be required to pay damage awards or settlements. At this time, the Defendants cannot reasonably assess the timing, outcome of this litigation, and an estimate of the amount of loss, or its effect, if any, on the Defendants’ financial statements if applicable. Defendants have stated they believe the Class Actions are baseless and intend to defend them vigorously.

There is a risk that other third parties will assert claims against the Defendants, including, without limitation, that the Defendants breached their fiduciary duties to participants or that the consolidation violates the relevant operating agreements, and third parties may commence litigation against the Defendants

Item 6.	Exhibits

EXHIBIT INDEX
Number	Document

24.1	Power of Attorney dated July 23, 2012, between Members of Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended June 30, 2012.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated July 23, 2012 (the “Power”) and is supervisor of the accounting functions.

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By: /s/ Mark Labell

Mark Labell Senior Vice President, Finance of Malkin Holdings LLC,

Supervisor of 60 East 42nd St. Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Dated: August 9, 2012

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