Form 10-Q
period 2012-09-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2012-11-13
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real estate:
Building	$16,960,000	$16,960,000
Less: accumulated depreciation	(16,960,000)	(16,960,000)

	—	—

Building improvements and equipment	68,784,088	66,940,647
Less: accumulated depreciation	(13,486,298)	(12,187,313)

	55,297,790	54,753,334

Tenant improvements	8,418,335	5,793,417
Less: accumulated depreciation	(2,270,911)	(1,386,473)

	6,147,424	4,406,944

Land	7,240,000	7,240,000

Total real estate, net	68,685,214	66,400,278
Cash and cash equivalents	3,300,369	10,466,377
Due from Lessee, a related party	5,706,265	—
Due from Supervisor, a related party	87,202	87,202
Other receivable	12,226	3,357
Prepaid insurance	21,632	—
Deferred costs	3,020,383	1,684,758
Leasing costs, less accumulated amortization of $1,638,565 in 2012 and $1,444,673 in 2011	3,270,895	1,066,705
Mortgage refinancing costs, less accumulated amortization of $2,097,944 in 2012 and $1,825,231 in 2011	775,688	1,048,401

Total assets	$84,879,874	$80,757,078

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$89,713,990	$91,478,304
Accrued mortgage interest	420,336	428,479
Accrued supervisory fees, a related party	—	81,265
Payable to Lessee, a related party	3,597,647	720,066
Due to Supervisor, a related party	657,430	922,728
Accrued expenses	11,269	422,996

Total liabilities	94,400,672	94,053,838
Commitments and contingencies	—	—
Members’ deficiency (at September 30, 2012 and December 31, 2011, there were 700 units (at $10,000 per unit) of participation units outstanding)	(9,520,798)	(13,296,760)

Total liabilities and members’ deficiency	$84,879,874	$80,757,078

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Basic rent income, from a related party	$1,868,627	$1,868,531	$5,605,827	5,605,564
Advance of additional rent income, from a related party	263,450	263,450	790,350	790,350
Further additional rent from a related party	5,706,265	3,085,983	5,706,265	3,085,983

Total rent income	7,838,342	5,217,964	12,102,442	9,481,897
Dividend income	153	254	571	802

Total revenue	7,838,495	5,218,218	12,103,013	9,482,699

Expenses:
Interest on mortgages	1,354,674	1,386,869	4,088,562	4,183,817
Supervisory services, to a related party	49,134	48,478	146,090	142,168
Depreciation of building and tenant improvements and equipment	786,215	631,015	2,183,423	1,912,741
Amortization of leasing costs	128,699	73,412	414,782	230,618
Formation transaction expenses	108,931	143,263	191,753	192,484
Professional fees, including amounts to a related party	339,088	108,832	493,446	193,499
Miscellaneous	8,293	9	24,180	3,009

Total expenses	2,775,034	2,391,878	7,542,236	6,858,336

Net Income	$5,063,461	$2,826,340	$4,560,777	$2,624,363

Income per $10,000 participation unit, based on 700 participation units outstanding during each period	$7,233.52	$4,037.63	$6,515.40	$3,749.09

Distributions per $10,000 participation unit consisted of the following:
Income	$373.72	$373.72	$1,121.16	$1,121.16
Return of capital	0	0	0	0

Total distributions	$373.72	$373.72	$1,121.16	$1,121.16

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2012	December 31, 2011
	(Unaudited)
Members’ deficiency:
January 1, 2012	$(13,296,760)
January 1, 2011		$(14,533,739)
Add net income:
January 1, 2012 through September 30, 2012	4,560,777
January 1, 2011 through December 31, 2011		2,283,399

	(8,735,983)	(12,250,340)

Less distributions:
Monthly distributions:
January 1, 2012 through September 30, 2012	784,815
January 1, 2011 through December 31, 2011		1,046,420

Total distributions	784,815	1,046,420

Members’ deficiency at the end of the period:	$(9,520,798)	$(13,296,760)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

	For the Nine Months Ended September 30, 2012	For the Nine Month Ended September 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,560,777	$2,624,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building and tenant improvements and equipment	2,183,423	1,912,741
Amortization of leasing costs	414,782	230,618
Amortization of mortgage refinancing costs	272,713	272,713
Changes in operating assets and liabilities:
Change in other receivable	(8,869)	—
Further additional rent due from Lessee	(5,706,265)	(3,085,983)
Change in prepaid insurance	(21,632)	—
Leasing costs paid	(2,240,044)	—
Change in due to Supervisor, a related party	17,026	(43,555)
Accrued expenses	(46,115)	572,628
Change in accrued supervisory fees, to a related party	(81,265)	118,633
Accrued mortgage interest	(8,143)	(7,701)

Net cash provided by (used in) operating activities	(663,612)	2,594,457

Cash flows from investing activities:
Purchase of building improvements and equipment	—	(2,192,484)
Purchase of tenant improvements	(1,619,754)	(195,101)
Increase in payable to Lessee	—	1,471,139

Net cash used in investing activities	(1,619,754)	(916,446)

Cash flows from financing activities:
Repayment of mortgages payable	(1,764,314)	(1,669,501)
Distributions to Participants	(784,815)	(784,815)
Deferred costs	(2,333,513)	(702,424)

Net cash used in financing activities	(4,882,642)	(3,156,740)

Net decrease in cash and cash equivalents	(7,166,008)	(1,478,729)
Cash and cash equivalents, beginning of period	10,466,377	11,555,334

Cash and cash equivalents, end of period	$3,300,369	$10,076,605

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,823,992	$3,918,805

Supplemental information of non-cash investing and financing activities:

Net cash used in investing activities excludes an increase of $2,848,604 in payable to Lessee for the period ended September 30, 2012 for the purchase of Building improvements and equipment and Tenant improvements.

Net cash used in financing activities includes a decrease of $1,021,747 in due to Supervisor accrued for the nine months ended September 30, 2012 for deferred costs.

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2012 and its results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. Information included in the condensed balance sheet as of December 31, 2011 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2011 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”) except as disclosed in Note H. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any interim period or the full year. For purposes of comparison, certain items shown in the 2011 condensed financial statements have been reclassified to conform with the presentation used for 2012.

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

Lessee is required to make a monthly payment to Registrant, as an advance against Additional Rent, equal to, on an annual basis, the lesser of (x) Lessee’s net operating income for the preceding lease year or (y) $1,053,800 which is recorded in revenue in monthly installments of $87,817, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their original and remaining cash investment of $7,000,000 in Registrant; provided, however, if such advances exceed Lessee’s net operating income for any lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the Participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent.

Lessee is also required to make an annual payment to Registrant of Further Additional Rent, which, as explained above, is the amount representing 50% of the remaining net operating income reported by Lessee for the lease year ending September 30th after deducting the advance against Additional Rent. The Lease requires that the report be delivered by Lessee to Registrant annually within 60 days after the end of each such lease year. Registrant recognizes Further Additional Rent when earned from the Lessee at the close of the lease year ending September 30th and records such amount in revenue during the three months ended September 30th.

Rent income, earned from a related party, was $12,102,442 and $9,481,897 for the nine months ended September 30, 2012 and 2011, respectively.

For the lease year ended September 30, 2012, Lessee had net operating income of $12,466,335. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2012 and Further Additional Rent of $5,706,265 is payable subsequent to September 30, 2012. The Further Additional Rent of $5,706,265 represents 50% of the excess of the Lessee’s net operating income of $12,466,335 over $1,053,800. The amount of any Further Additional Rent available for distribution by Registrant to the Participants and any Additional Payment to Supervisor will be reported in its Annual Report on Form 10K for the year ending December 31, 2012. Such distribution and Additional Payment depends on reserves required for general contingencies and professional fees, including fees in connection with a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”).

For the lease year ended September 30, 2011, Lessee reported net operating income of $7,225,766. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2011 and Further Additional Rent of $3,085,983 subsequent to September 30, 2011. The Further Additional Rent of $3,085,983 represents 50% of the excess of the Lessee’s net operating income of $7,225,766 over $1,053,800. During November 2011 Registrant did not make any additional distribution of Further Additional Rent received for the lease year ending September 30, 2011 to Participants as such amount was required for (i) fees relating to the proposed Consolidation and IPO, (ii) the increase in the supervisory fee to Supervisor, (iii) accounting fees, (iv) the New York state annual filing fee, and (v) general contingencies.

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

The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Lessee. Based on the exchange values, if the Consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Property will be allocated approximately 50% to the Registrant and 50% to the Lessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Lessee.

Note D Mortgages Payable

On November 29, 2004, a new first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at September 30, 2012 the balance is $74,454,382. The Senior Mortgage matures on November 5, 2014 at which time the principal balance will be $69,600,350.

On November 5, 2009 Registrant took out an additional $16,000,000 loan with Prudential Insurance Company of America secured by a second mortgage on the Property, subordinate to the first mortgage and to be used for capital improvements. The loan requires payments of interest at 7% per annum and principal in the aggregate amount of $113,085 calculated on a 25-year amortization schedule and is co-terminus with the first mortgage. At September 30, 2012, the balance is $15,259,608. The mortgage matures on November 5, 2014 at which time the principal balance will be $14,585,904.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $94,977,161 as of September 30, 2012. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

As of September 30, 2012, mortgage financing costs of $2,873,632 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the Lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of September 30, 2012, Registrant had incurred costs related to the Program of $78,776,559 (including building and tenant improvements) and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted above, the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing, if applicable, will be funded out of Lessee’s operating cash flow. Amounts Payable to Lessee related to the program were $3,597,647 (for unpaid building improvements and leasing costs) and $720,066 as of September 30, 2012 and December 31, 2011, respectively.

Note E Supervisory Services

Supervisory and other services are provided to Registrant by its supervisor, Malkin Holding LLC (“Malkin Holdings” or “Supervisor”), a related party. As of September 30, 2012, entities for the benefit of Peter L. Malkin’s family own member interests in Lessee.

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

Registrant pays Supervisor an additional payment (“Additional Payment”) equal to 10% of all distributions to Participants in Registrant in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2012 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

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

Accrued supervisory fees, to a related party, were $0 and $81,625 at September 30, 2012 and December 31, 2011, respectively. Due to Supervisor, a related party, was $657,430 and $922,728 at September 30, 2012 and December 31, 2011, respectively.

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory fees of $146,090 and $142,168 for the nine-month periods ended September 30, 2012 and 2011, respectively. As indicated above in Note C, any Additional Payment to Supervisor for the current lease year will be reflected in Registrant’s Annual Report on Form 10-K for the year ending December 31, 2012. No remuneration was paid during the nine-month periods ended September 30, 2012 and 2011 by Registrant to any of the Members. Included in professional fees are amounts for services provided by Supervisor, a related party, of $92,804 and $172,991 for the three and nine months ended September 30, 2012, respectively, and $49,582 and $96,750 for the three and nine months ended September 30, 2011, respectively.

Distributions are paid from a cash account held by Supervisor. That account is included in the condensed Balance Sheets as “Due from Supervisor.” The funds of $87,202 at September 30, 2012 and December 31, 2011 were paid to participants on October 1, 2012 and January 1, 2012, respectively.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. The respective interests, if any, of the Members in Registrant and in Lessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his individual ownership of a member interest in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

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

Cash and cash equivalents, due from Lessee, a related party, due from Supervisor, a related party, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses: The carrying amount of cash and cash equivalents, due from Lessee, a related party, due from Supervisor, a related party, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses reported in our Condensed Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Note D, is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

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

Level 3—Valuations based significantly on unobservable inputs.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $94,977,161, compared to the book value of the related debt of $89,713,990, at September 30, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note H Offering Costs and Formation Transaction Expenses

In connection with the Consolidation and IPO we have incurred or will incur incremental accounting fees, legal fees and other professional fees. Such costs will be deferred and recorded as a reduction of proceeds of the Consolidation and IPO, or expensed if the Consolidation and IPO is not consummated. Certain costs associated with the Consolidation and IPO not directly attributable to the solicitation of consents and the IPO, but rather related to structuring the formation transaction, are expensed as incurred.

Through September 30, 2012, we have incurred external offering costs of $3,020,383, including an adjustment of $82,822 for the six months ended June 30, 2012 as a result of the reclassification discussed below, of which we have incurred $1,335,625 and $702,424 for the nine month periods ended September 30, 2012 and 2011, respectively, and are reflected as deferred costs on Registrant’s Condensed Balance Sheets. A total of $435,194 and $922,728 of these costs are in Due to Supervisor at September 30, 2012 and December 31, 2011, respectively. Additional offering costs for work done by employees of the Supervisor of $172,991 and $96,750 for the nine months ended September 30, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have been or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

Our prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2011 and 2010 periods and had accumulated to an amount of $538,123 as of June 30, 2012. Adhering to applicable guidance for accounting changes and error corrections, we concluded that the error was not material to any of our prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010. We applied the guidance for accounting changes and error corrections and revised our prior period financial statements presented.

The following tables present the effect this correction had on our prior period reported financial statements. Additionally, financial information included in the notes to the financial statements that is impacted by the adjustment have been revised, as applicable.

	As of December 31, 2011
	As reported	Adjustment	As adjusted
Deferred costs, net	$2,140,059	$(455,301)	$1,684,758
Members’ deficiency	(12,841,459)	(455,301)	(13,296,760)

	For the six months ended June 30, 2012
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$82,822	$82,822
Net loss	(419,862)	(82,822)	(502,684)
Net cash provided by operating activities	1,130,409	(82,822)	1,047,587
Net cash used in financing activities	(3,773,392)	82,822	(3,690,570)
Net change in cash and cash equivalents	(3,590,915)	—	(3,590,915)

	For the nine months ended September 30, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$192,484	$192,484
Net income	2,816,847	(192,484)	2,624,363
Net cash provided by operating activities	2,786,941	(192,484)	2,594,457
Net cash used in financing activities	(3,349,224)	192,484	(3,156,740)
Net change in cash and cash equivalents	(1,478,729)	—	(1,478,729)

	For the three months ended September 30, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$143,263	$143,263
Net income	2,969,603	(143,263)	2,826,340

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During the nine-month period ended September 30, 2012, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant’s results of operations for such periods:

Total rental income increased by $2,620,545 for the nine-month period ended September 30, 2012 as compared with the corresponding period of the prior year. Such increase is primarily attributable to an increase in Further Additional Rent, resulting from an increase in operating income of the Lessee, including a decrease in expenditures for improvements and tenanting costs for the nine-month period ended September 30, 2012 as compared with the corresponding period of the prior year.

Total rental income increased by $2,620,378 for the three-month period ended September 30, 2012 as compared with the corresponding period of the prior year. Such increase is primarily attributable to an increase in Further Additional Rent, resulting from an increase in operating income of the Lessee, including a decrease in expenditures for improvements and tenanting costs for the three-month period ended September 30, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $683,900 for the nine-month period ended September 30, 2012 as compared with the corresponding period of the prior year, attributable to: (i) an increase in depreciation of building and tenant improvements and equipment of $270,682 attributable to improvements placed in service in the last three months of 2011 and the first nine months of 2012, (ii) an increase of $3,922 in supervisory fees, (iii) an increase in amortization of leasing costs of $184,164 attributable to improvements placed in service in the last three months of 2011 and first nine months of 2012, (iv) an increase in professional fees of $299,947 including (a) an increase in fees to the Supervisor of $76,241 for services rendered in connection with the Consolidation and IPO, and (b) $196,549 for accounting fees in connection with the Consolidation, and consulting fees for the design and implementation of new accounting systems, and (v) an increase in miscellaneous expenses of $21,171 attributable to filing fees, offset by a (vi) decrease in formation transaction expenses of $731. For formation transaction expenses, our prior period financial results have been adjusted to reflect an immaterial correction. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the six months ended June 30, 2012 and for the years ended December 31, 2011 and 2010. These increases are offset by a decrease in interest on the mortgages payable of $95,255 as a result of scheduled amortization of principal that reduced the loan balance.

Total expenses increased by $383,156 for the three-month period ended September 30, 2012 as compared with the corresponding period of the prior year, attributable to: (i) an increase in depreciation of building and tenant improvements and equipment of $155,200 attributable to improvements placed in service in the last three months of 2011 and first nine months of 2012, (ii) an increase of $656 in supervisory fees, (iii) an increase in amortization of leasing costs of $55,287 attributable to improvements placed in service in the last three months of 2011 and first nine months of 2012, and (iv) a net increase in professional fees of $230,256 including an (a) increase in fees to the Supervisor of $43,222 rendered in connection with the proposed Consolidation and IPO, and (b) $196,549 for accounting fees in connection with the Consolidation, and consulting fees for the design and implementation of new accounting systems, (v) an increase in miscellaneous expense of $8,284 attributable to filing fees, offset by a (vi) decrease in formation transaction expenses of $34,332. For formation transaction expenses, our prior period financial results have been adjusted to reflect an immaterial correction. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the six months ended June 30, 2012 and for the years ended December 31, 2011 and 2010. In addition, interest on mortgages payable decreased by $32,195 as a result of scheduled amortization of principal that reduced the loan balance.

Liquidity and Capital Resources

Registrant’s liquidity has decreased at September 30, 2012 as compared with December 31, 2011 as a result of costs incurred in connection with the Consolidation and IPO and commitments for reimbursement to the Lessee under the improvement program. Registrant may from time to time set cash aside for contingencies. Adverse developments in economic, credit and investment markets over the last several years have impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 24 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the First Mortgage commenced August 5, 2007, calculated on a 25-year amortization schedule. Amortization payments due under the additional $16,000,000 loan commenced December 5, 2009 calculated on a 25-year amortization schedule. The mortgages mature on November 5, 2014 at which time the aggregate principal balance due will be $84,186,254.

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

The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Lessee. Based on the exchange values, if the Consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Property will be allocated approximately 50% to the Registrant and 50% to the Lessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Lessee.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2011.

Security Ownership

As of September 30, 2012, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.4% of the currently outstanding Participations therein.

As of September 30, 2012, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

(b)	Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The property of Registrant was the subject of the following material litigation:

(a) Malkin Holdings and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

(b) In March 2012, five putative class actions (the “Class Actions”) were filed in New York State Supreme Court, New York County by participants in Empire State Building Associates L.L.C. and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and Empire State Realty Trust, Inc. (“Defendants”) for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process in which it was structured (including the valuation that was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to Malkin Holdings and its affiliates and the then-draft prospectus/consent solicitation statement which is part of the registration statement on Form S-4 filed with the SEC relating to the consolidation failed to make adequate disclosure to permit a fully-informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the consolidation. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the private entity participants. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the registration statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of the named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the public entities and the private entities have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

Defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by affiliates of Malkin Holdings (provided that no affiliate of Malkin Holdings that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the consolidation will have any liability for such payment) and the Estate of Leona M. Helmsley and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees, and, in the case of the shares of common stock and/or operating partnership units, after the termination of specified lock-ups periods, to participants in the public entities and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) Defendants’ agreement that (a) the initial public offering will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period of the public entities, any of the three public entities’ percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by Defendants to participants in the public entities; and (c) unless total gross proceeds of $600,000,000 are raised in the initial public offering, Defendants will not proceed with the transaction without further approval of the public entities, and (iii) Defendants’ agreement to make additional disclosures in the prospectus/consent solicitation which is part of the registration statement on From S-4 regarding certain matters (which are included therein). Participants in the public entities and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the claim will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings (provided that no affiliate of Malkin Holdings that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to participate. Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three public entities and all of the private entities, other than Defendants and other related persons and entities, and a release of any claims of the members of the class against Defendants and related persons and entities, as well as underwriters in the initial public offering and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the registration statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

There is a risk that other third parties will assert claims against the Defendants, including, without limitation, that the Defendants breached their fiduciary duties to participants or that the consolidation violates the relevant operating agreements, and third parties may commence litigation against the Defendants.

Item 6.	Exhibits

EXHIBIT INDEX

Number	Document
24.1	Power of Attorney dated October 11, 2012, between Members of Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended September 30, 2012.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated October 11, 2012 (the “Power”) and is supervisor of the accounting functions.

60 EAST 42ND ST. ASSOCIATES L.L.C.

(Registrant)

By: /s/ Mark Labell

Mark Labell Senior Vice President, Finance of Malkin Holdings LLC,

Supervisor of 60 East 42nd St. Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Dated: November 13, 2012

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