Form 10-K
period 2012-12-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2013-03-28
CIK 90794

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2012

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

As of December 31, 2012, the Building was approximately 77.8% occupied by 303 tenants who engage in various businesses, including law, accounting, real estate, engineering and advertising. Registrant does not maintain a staff. See Item 2 hereof for additional information concerning the Property.

(b) Mortgages Payable

On November 29, 2004, a first mortgage (“Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at December 31, 2012 the balance is $73,922,474. The Senior Mortgage matures on November 5, 2014 at which time the principal balance will be $69,797,589.

On November 5, 2009, Registrant took out an additional $16,000,000 loan with Prudential Insurance Company of America secured by a second mortgage on the Property, subordinate to the first mortgage and to be used for capital improvements. The loan requires payments of interest at 7% per annum and principal in the aggregate amount of $113,085 calculated on a 25-year amortization schedule and is co-terminus with the first mortgage. At December 31, 2012 the balance is $15,186,975. The Subordinate Mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is $93,764,586 as of December 31, 2012.

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

For the lease year ended September 30, 2012, Lessee reported net operating income of $12,466,335. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2012 and Further Additional Rent of $5,706,265 subsequent to September 30, 2012. The Further Additional Rent of $5,706,265 represents 50% of the excess of the Lessee’s net operating income of $12,466,335 over $1,053,800. After deducting $2,503,000, mainly for fees relating to (i) a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively, the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”), and for the increase in the supervisory fee to Supervisor, accounting fees and general contingencies, (ii) the annual NYS filing fee, and the (iii) Additional Payment to supervisor of $320,327 (representing the Additional Payment of $327,707 less $7,380 previously paid), the balance of $2,882,938 was distributed by Registrant to the Participants on December 12, 2012.

For the lease year ended September 30, 2011, Lessee reported net operating income of $7,225,766. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2011 and Further Additional Rent of $3,085,983 subsequent to September 30, 2011. The Further Additional Rent of $3,085,983 represents 50% of the excess of the Lessee’s net operating income of $7,225,766 over $1,053,800. During November 2011, Registrant did not make any additional distribution of Further Additional Rent received for the lease year ending September 30, 2011 to Participants as such amount was required for (i) fees relating to a proposed Consolidation and IPO, (ii) the increase in the supervisory fee to Supervisor, (iii) accounting fees, (iv) the New York State annual filing fee, and (v) general contingencies.

The Lessee may surrender the Lease at the end of any month, upon 60 days prior written notice; the liability of the Lessee will end on the effective date of such surrender.

Real estate taxes incurred directly by the Lessee totaled $11,210,057 and $10,928,078 for the years ended December 31, 2012 and 2011, respectively.

(d) Competition

Pursuant to tenant space leases at the Building, the average base rent payable to Lessee is $49 per square foot (exclusive of electricity charges and escalation). The asking rents for new leases at the building range from $44 to $59 per square foot. Further Additional Rent may be impacted by Lessee’s ability to negotiate higher average base rent.

(e) Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant’s lease or, if a new tenant, by then existing trends in the rental market for office space.

(f) Proposed Consolidation

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

Item 2.	Property.

Registrant owns the Building located at 60 East 42nd Street, New York, New York, known as One Grand Central Place (formerly the “Lincoln Building”), and the land thereunder (Item 1). Registrant’s fee title to the Property is encumbered by mortgages with unpaid principal balances totaling $89,109,444 at December 31, 2012. For a description of the terms of the mortgages, see Note 3 of the Notes to Financial Statements. The Building, erected in 1930, has 55 floors, a concourse and a lower lobby. It is located diagonally opposite Grand Central Terminal, on 42nd Street between Park Avenue and Madison Avenue. The Building is leased to Lessee. See Item 1 hereof and Note 4 of the Notes to Financial Statements for additional information concerning the Lease.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of December 31, 2012, the Registrant had incurred costs related to the Program of $78,393,622 and estimates that the cost of the Program upon completion will be approximately $100,000,000, including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted in Item 1(b), the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing, if applicable, will be funded out of Lessee’s operating cash flow. Amounts payable to Lessee related to the program were $21,951 (for unpaid building improvements and leasing costs) and $720,066 as of December 31, 2012 and 2011, respectively.

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

In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Helmsley estate, the operating partnership and the company for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process by which it was structured (including the valuation that was employed) are unfair to the participants, the consolidation provides excessive benefits to the Malkin Holdings group and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the proposed transaction. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the consolidation had been structured in such a manner that would cause the subject LLC participants immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and the Helmsley estate and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Helmsley estate and the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The company and the operating partnership will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing (collectively, “preliminary approval”).

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013 the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the class action, other than permission to join the case by separate counsel solely for the purpose of supporting the allegation of the objecting participants that the buyout will deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

The court has scheduled a hearing on a motion for final approval of the settlement for May 2, 2013.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

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

(a) The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the equivalent thereof. Based on Registrant’s transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2012, Registrant was advised of 57 transfers of Participations. In all cases, no consideration was indicated.

(b) As of December 31, 2012, there were 857 holders of Participations of record.

(c) During the year ended December 31, 2012, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. There was Further Additional Rent of $5,706,265 for the lease year ended September 30, 2012. After deducting (i) $2,500,000 mainly for fees relating to a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively, the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”), and for the increase in the supervisory fee to Supervisor, accounting fees, general contingencies, (ii) annual New York State filing fees of $3,000, and (iii) the Additional Payment to supervisor of $320,327 (representing the Additional Payment of $327,707 less $7,380 previously paid) (Item 11), the balance of $2,882,938 ($4,118 for each $10,000 Participation) was distributed by Registrant to the Participants on December 12, 2012. See Item 1 hereof.

During the year ended December 31, 2011, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation. There was Further Additional Rent of $3,085,983 for the lease year ended September 30, 2011. After deducting (i) $3,082,983 mainly for fees relating to the proposed Consolidation and IPO, and for the increase in the supervisory fee to Supervisor, accounting fees, general contingencies, and (ii) annual New York State filing fees of $3,000, there were no funds available for distribution. Accordingly, during December 2011 Registrant did not make any additional distribution of Further Additional Rent received for the lease year ended September 30, 2011. See item 1 hereof. There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

SELECTED FINANCIAL DATA

Item 6.	Selected Financial Data.

The following table presents selected financial data (inclusive of the correction discussed in Item 7) of the Registrant for each of the five years in the period ended December 31, 2012. This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Year ended December 31
	2012	2011	2010	2009	2008
Basic rent income	$7,474,531	$7,474,112	$7,474,120	$6,343,542	$6,050,507
Advance of additional rent income	1,053,800	1,053,800	1,053,800	1,053,800	1,053,800
Further additional rent income	5,706,265	3,085,983	55,347	2,490,139	6,853,701
Dividend income	663	1,064	1,878	2,541	67,550

Total revenue	$14,235,259	$11,614,959	$8,585,145	$9,890,022	$14,025,558

Net income	$3,736,707	$2,283,399	$64,399	$2,362,310	$6,516,570

Earnings per $10,000 participation unit, based on 700 participation units outstanding during the year	$5,338	$3,262	$92	$3,375	$9,309

Total assets	$76,852,983	$80,757,078	$81,159,477	$83,182,002	$69,717,778

Long-term obligations	$89,109,449	$91,478,304	$93,719,850	$95,840,990	$81,638,398

Distributions per $10,000 participation unit, based on 700 participation units outstanding during the year:
Income	$5,338	$1,495	$92	$3,375	$9,309
Return of capital	275	—	1,403	1,177	994

Total distributions	$5,613	$1,495	$1,495	$4,552	$10,303

Item 6a.

The following table presents the Registrant’s unaudited operating results (inclusive of the correction discussed in Item 7) for each of the eight fiscal quarters in the period ended December 31, 2012. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

During fiscal year 2012, the Registrant determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the prior periods. As discussed further in item 7, the correction resulted in immaterial changes to formation transaction expenses in the unaudited quarterly results.

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Statement of Income Data:
Basic rent income	$1,868,595	$1,868,604	$1,868,627	$1,868,705
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	—	—	5,706,265	—
Dividend income	223	195	153	92

Total revenue	2,132,268	2,132,249	7,838,495	2,132,247

Interest on mortgages	1,370,996	1,362,892	1,354,674	1,346,341
Supervisory services	48,478	48,478	49,134	369,462
Depreciation of building improvements and equipment	653,396	743,812	786,215	686,674
Amortization of leasing commissions	77,933	208,150	128,699	110,552
Professional fees	85,680	71,677	339,088	331,290
Formation transaction expenses	26,593	56,229	108,931	72,069
Miscellaneous	—	12,887	8,293	39,929

Total expenses	2,263,076	2,504,125	2,775,034	2,956,317

Net income (loss)	$(130,808)	$(371,876)	$5,063,461	$(824,070)

Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$(186.87)	$(531.25)	$7,233.52	$(1,177.24)

Item 6a.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Statement of Income Data:
Basic rent income	$1,868,514	$1,868,518	$1,868,531	$1,868,549
Advance of additional income	263,450	263,450	263,450	263,450
Further additional rent income	—	—	3,085,983	—
Dividend income	280	268	254	262

Total revenue	2,132,244	2,132,236	5,218,218	2,132,261

Interest on mortgages	1,402,306	1,394,642	1,386,869	1,378,988
Supervisory services	46,845	46,845	48,478	48,478
Depreciation of building improvements and equipment	633,448	648,277	631,015	642,353
Amortization of leasing commissions	79,960	77,246	73,412	70,435
Professional fees	47,868	36,800	108,832	156,603
Formation transaction expenses	30,329	18,892	143,263	170,107
Miscellaneous	3,000	—	9	6,260

Total expenses	2,243,756	2,222,702	2,391,878	2,473,224

Net income (loss)	$(111,512)	$(90,466)	$2,826,340	$(340,963)

Earnings (loss) per $10,000 participation unit, based on 700 participation units outstanding during each period	$(159.30)	$(129.24)	$4,037.63	$(487.09)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant’s financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s financial statements, which are presented elsewhere in this annual report on Form 10-K, have been applied consistently at December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011.

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

Revenue Recognition: Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Additional Rent represents a fixed amount of the Lessee’s net operating profit ($1,053,800 a year minimum), as defined, in each lease year and is recorded ratably over the twelve-month period. Further Additional Rent, which is based on the net operating profit of the Lessee, as defined, is recorded by Registrant when earned at the close of the lease year ending September 30th and is recorded as revenue during the three months ended September 30th.

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

The following summarizes the material factors affecting Registrant’s results of operations for the two years ended December 31, 2012:

Total revenues increased by $2,620,300 for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Such increase is primarily the result of an increase in Further Additional Rent of $2,620,282 received by Registrant in 2012 mainly attributable to a decrease in improvement and tenanting costs.

Total expenses increased by $1,166,992 for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Such increase is the net result of 1) a decrease in interest on the mortgages of $127,902 as a result of principal payments reducing the mortgage balance, 2) an increase in depreciation of building and tenant improvements and equipment of $315,004 attributable to improvements placed in service in 2012 and a full year of depreciation on improvements placed in service in 2011, 3) an increase in amortization of leasing costs of $224,281 due to leasing costs incurred in 2012 and a full year amortization for costs incurred in 2011, 4) an increase in supervisory fees to Malkin Holdings of $324,906, consisting of a cost-of-living increase of $4,579 in the basic supervisory fee and an increase in the Additional Payment of $320,327 attributable to an additional distribution to Participants in 2012 compared with none in 2011, 5) an increase in professional fees of $477,632 including (i) an increase in fees to Malkin Holdings and legal and accounting fees for services rendered in connection with the Consolidation and IPO, and (ii) to an increase in consulting fees for the design and implementation of a new accounting system, 6) a decrease in formation transaction expenses of $98,769 attributable to a reduction in ancillary legal fees and valuation fees, and 7) an increase in miscellaneous expenses of $51,840, mainly attributable to an increase in filing fees and to officers and directors insurance which commenced in 2012. For formation transaction expenses, our prior period financial results have been adjusted to reflect an immaterial correction. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the prior periods. The correction resulted immaterial changes to deferred costs and the formation transaction expenses in the periods incurred.

Registrant’s results of operations are affected primarily by the amount of rent payable to it under the Lease. The amount of Additional Rent and Further Additional Rent payable to Registrant is affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Liquidity and Capital Resources

Registrant’s liquidity has decreased for the year ended December 31, 2012 as compared with the year ended December 31, 2012 primarily attributable to 1) costs incurred in connection with the Consolidations and IPO, and 2) commitments to the Sublessee for building improvements and tenanting costs. Registrant may from time to time set aside cash for contingencies. Adverse developments in economic, credit and investment markets over the last several years have impaired general liquidity (although some improvements in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 22 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

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

The Registrant uses the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses: The carrying amount of cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses reported in the Registrant’s Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Item 1(b), is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments;

•	Quoted prices in less active or inactive markets for identical or similar instruments;

•	Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3—Valuations based significantly on unobservable inputs.

•

Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. The Registrant follows this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $93,764,586, compared to the book value of the related debt of $89,109,449 at December 31, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Offering Costs and Formation Transaction Expenses

In connection with the Consolidation and IPO the Registrant has incurred or will incur incremental accounting fees, legal fees and other professional fees. Such costs will be deferred and recorded as a reduction of proceeds of the Consolidation and IPO, or expensed if the Consolidation and IPO is not consummated. Certain costs associated with the Consolidation and IPO not directly attributable to the solicitation of consents and the IPO, but rather related to structuring the formation transaction, are expensed as incurred.

Through December 31, 2012, the Registrant has incurred external offering costs of $3,310,685, of which the Registrant has incurred $1,625,927 and $1,323,191 for the years ended December 31, 2012 and 2011, respectively, and are reflected as deferred costs on Registrant’s Condensed Balance Sheets. A total of $789,033 and $922,728 of these costs are in Due to Supervisor at December 31, 2012 and 2011, respectively. Additional offering costs for work done by employees of the Supervisor of $290,042 and $228,603 for the year ended December 31, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have been or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

The Registrant’s prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Registrant determined that certain costs related to the structuring of the consolidation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2011 and 2010 periods and had accumulated to an amount of $455,301 as of December 31, 2011. Adhering to applicable guidance for accounting changes and error corrections, the Registrant concluded that the error was not material to any of the prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010. The Registrant applied the guidance for accounting changes and error corrections and revised our prior period financial statements.

The following tables present the effect this correction had on our prior period reported financial statements. Additionally, financial information included in the notes to the financial statements or elsewhere in this Form 10-K that is impacted by the adjustment have been revised, as applicable.

	As of December 31, 2011
	As reported	Adjustment	As adjusted
Deferred costs, net	$2,140,059	$(455,301)	$1,684,758
Members’ deficiency	(12,841,459)	(455,301)	(13,296,760)

	For the year ended December 31, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$362,591	$362,591
Net income	2,645,990	(362,591)	2,283,399
Net cash provided by operating activities	6,922,648	(362,591)	6,560,057
Net cash used in financing activities	(4,973,748)	362,591	(4,611,157)
Net change in cash and cash equivalents	(1,088,957)	—	(1,088,957)

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

The financial statements of the Registrant as of December 31, 2012 and 2011 and for each of the two years in the period ended December 31, 2012 and the financial statements of the Lessee as of and for the year ended December 31, 2012 are included in this annual report immediately following Exhibit 101.PRE.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Supervisor, after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Registrant’s Supervisor has concluded that, as of December 31, 2012, Registrant’s internal control over financial reporting was effective.

PART III

Item 10.	Members and Executive Officers of Registrant

Registrant has no members or officers or any other centralization of management. There is no specific term of office for any Member. The table below sets forth as to each Member as of December 31, 2012 the following: name, age, nature of any family relationship with any other Member, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Member:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	79	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1970

Anthony E. Malkin	50	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	1997

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

Registrant’s organizational documents do not provide for a board of members or officers. As described in this annual Report on Form 10-K, Registrant is a limited liability company which is supervised by Malkin Holdings. No remuneration was paid during the year ended December 31, 2012 by Registrant to any of the Members as such.

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (“Basic Payment”) had been payable at the rate of $24,000 per annum, payable $2,000 per month, since October 1, 1958. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $180,000 per annum effective July 1, 2010, to be adjusted annually for any subsequent increase in the Consumer Price Index. The Basic Payment was adjusted to $189,158 effective July 1, 2012. The fee is payable (i) not less than $2,000 per month and (ii) the balance out of available reserves from Further Additional Rent. If Further Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Further Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Accrued supervisory fees to the Supervisor, to a related party, were $0 and $81,625 at December 31, 2012 and 2011, respectively. Due to Supervisor, a related party, was $788,294 and $922,728 at December 31, 2012 and 2011, respectively.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions received by Participants in Registrant in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2012 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Pursuant to such fee arrangements, Registrant paid Supervisor a total of $515,552 during the year ended December 31, 2012 (consisting of $187,845 as an annual basic fee for supervisory services and $327,707 as an Additional Payment). Included in the additional payment to Supervisor of $327,707 is $7,380 which Registrant expensed monthly paid from Primary Additional Rent. Included in professional fees are amounts for services provided by Supervisor, a related party, of $290,042 and $228,603 for the years ended December 31, 2012 and 2011, respectively.

In 2012, Supervisor earned $290,042 from Registrant and $267,432 from Lessee, included in professional fees, for special supervisory services at hourly rates in connection with the Consolidation and IPO, all representing Registrant’s and Lessee’s allocable portion of such fees to be paid directly and not borne indirectly through Further Additional Rent deductions.

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

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2012, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2012, the Members (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

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

(b) Reference is made to paragraph (a) above.

(c) Not applicable.

(d) Not applicable.

Item 14.	Principal Accountant Fees and Services.

The fees paid or accrued to Ernst & Young LLP or professional services for the years ended December 31, 2012 and 2011, respectively, were as follows:

Fee Category	2012	2011
Audit Fees	$121,200	$114,000
Tax Fees	—	—

Total Fees	$121,200	$114,000

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee. As such, Registrant’s policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants. These services may include audit services, audit related services, tax services and other services. For audit and tax services, the independent auditor provides an engagement letter in advance of the services provided, outlining the scope of the audit and related audit fees. If agreed to by Registrant, this engagement letter is formally accepted by the Supervisor.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

(2) Financial Statement Schedules

The financial statements and the financial statement schedule of the Registrant and the financial statements of the Lessee required in this annual report are listed in the respective indexes to those financial statements included immediately following Exhibit 101.PRE.

(3) Exhibits: See Exhibit Index.

EXHIBIT INDEX

Number	Document

3.1	Partnership Agreement, dated September 25, 1958, filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

3.2	Amended Business Certificate of Registrant filed with the Clerk of New York County on September 3, 1997, reflecting a change in the Partners of Registrant, was filed as Exhibit 3(b) (i) to Registrant’s 10-K for the year ended December 31, 1997 (file number 000-02670), and is incorporated by reference as an exhibit hereto.

3.3	Registrant’s Consent and Operating Agreement dated as of November 27, 2001, incorporated by reference to Exhibit 3(c) to Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-02670).

3.4	Certificate of Conversion of general partnership to a limited liability company dated November 27, 2001 filed with the New York Secretary of State on December 3, 2001 incorporated by reference to Exhibit 3(d) to Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-02670).

3.5	Second Amendment to Registrant’s Operating Agreement as of July 1, 2010 which was filed under Item 10(g) of Registrant’s Form 10-Q for the fiscal period ended June 30, 2010 and is incorporated by reference as an exhibit hereto.

3.6	Amendment Number One to the Limited Liability Company Agreement of Registrant, dated as of November 30, 2011, by and among Peter L. Malkin and Anthony E. Malkin incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 5, 2011.

4	Form of Participating Agreement, which was filed as Exhibit No. 4 to Registrant’s Form S-1 Registration Statement, as amended (the “Registration Statement”) by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

4.1	Modification Agreement dated July 23, 1956, among Lawrence A.Wien, as agent, and others, relating to Registrant, filed as Exhibit 4.1 to the Registrant’s Form 10K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.1	Deed of Lincoln Building to WLKP Realty Corp., which was filed as Exhibit No. 5 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10.2	First Mortgage evidenced by a Modification, Extension & Consolidation Agreement, dated March 31, 1954, between WLKP Realty Corp. and The Prudential Insurance Company of America, which was filed as Exhibit No. 6 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(continued)

Number	Document

10.3	Second Amended, Restated and Consolidated Mortgage Note dated November 5, 2009, made by Registrant to the order of The Prudential Insurance Company of America, filed as Exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.4	Agreement of Spreader, Consolidation and Modification of Mortgage and Security Agreement dated November 5, 2009 between Registrant, The Prudential Insurance Company of America and Lincoln Building Associates L.L.C., filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.5	Form of Lease between Registrant and Lincoln Building Associates, which was filed as Exhibit No. 9 to Registrant’s Registration Statement by letter dated June 28, 1954 and assigned File No. 2-10981, is incorporated by reference as an exhibit hereto.

10.6	First Lease Modification Agreement dated January 1, 1964, between Registrant and Lincoln Building Associates L.L.C., filed as Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.7	Second Lease Modification Agreement dated January 1, 1977, between Registrant and Lincoln Building Associates L.L.C., filed as Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.8	Third Lease Modification Agreement dated April 1, 1979, between Registrant and Lincoln Building Associates L.L.C., filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.9	Fourth Lease Modification Agreement dated April 1, 1981, between Registrant and Lincoln Building Associates L.L.C., filed as Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.10	Fifth Lease Modification Agreement dated April 1, 1982, between Registrant and Lincoln Building Associates L.L.C., filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.11	Sixth Lease Modification Agreement dated October 1, 1987, between Registrant and Lincoln Building Associates L.L.C., filed as Exhibit 10.11 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.12	Seventh Lease Modification Agreement dated March 1, 2000, between Registrant and Lincoln Building Associates L.L.C., filed as Exhibit 10.12 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.13	Eighth Lease Modification Agreement dated November 23, 2004, between Registrant and Lincoln Building Associates L.L.C., filed as Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.14	Ninth Lease Modification Agreement dated November 5, 2009, between Registrant and Lincoln Building Associates L.L.C., filed as Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

24.1	Power of Attorney dated March 6, 2013, between Members of Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-K for the year ended December 31, 2012.

EXHIBIT INDEX

(continued)

Number	Document

31.1	Certification of Andrew Prentice, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew Prentice, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to a Power of Attorney, dated March 6, 2013 (the “Power”) and is supervisor of the accounting functions.

60 East 42nd St. Associates L.L.C.

(Registrant)

By:	/s/ Mark Labell
Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,
Supervisor of 60 East 42nd St. Associates* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member
Anthony E. Malkin, Member

Dated: March 28, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying balance sheets of 60 East 42nd St. Associates L.L.C. (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, members’ deficiency and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the years ended December 31, 2012 and 2011, also included in this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 60 East 42nd St. Associates L.L.C. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 28, 2013

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

	December 31
	2012	2011
Assets
Real Estate:
Building: One Grand Central Place, located at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.	$16,960,000	$16,960,000
Less: Accumulated depreciation	(16,960,000)	(16,960,000)

	—	—

Building improvements and equipment	68,039,708	66,940,647
Less: Accumulated depreciation	(13,918,390)	(12,187,313)

	54,121,318	54,753,334

Tenant improvements	8,779,779	5,793,417
Less: Accumulated depreciation	(2,525,493)	(1,386,473)

	6,254,286	4,406,944

Land	7,240,000	7,240,000

Total real estate, net	67,615,604	66,400,278

Cash and cash equivalents:
Cash in bank	243,776	6,285
Fidelity U.S. Treasury Income Portfolio	1,851,951	10,460,092

Total cash and cash equivalents	2,095,727	10,466,377

Due from Supervisor, a related party	87,202	87,202
Receivable from participants—NYS estimated tax	0	3,357
Deferred costs	3,310,685	1,684,758
Prepaid insurance	15,764	0
Leasing commissions, less accumulated amortization of $1,749,117 and $1,444,673 in 2012 and 2011, respectively	3,043,218	1,066,705
Mortgage refinancing costs, less accumulated amortization of $2,188,848 and $1,825,231 in 2012 and 2011, respectively	684,783	1,048,401

Total assets	$76,852,983	$80,757,078

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$89,109,449	$91,478,304
Accrued mortgage interest	417,546	428,479
Accrued supervisory fees, a related party	0	81,265
Payable to Lessee, a related party	21,951	720,066
Due to Supervisor, a related party	789,033	922,728
Accrued expenses	4,415	422,996

Total liabilities	90,342,394	94,053,838
Commitments and contingencies	—	—
Members’ deficiency	(13,489,411)	(13,296,760)

Total liabilities and members’ deficiency	$76,852,983	$80,757,078

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME

	Years ended December 31
	2012	2011
Revenues:
Rent income, from a related party	$14,234,596	$11,613,895
Dividend income	663	1,064

Total revenues	14,235,259	11,614,959

Expenses:
Interest on mortgages	5,434,903	5,562,805
Supervisory services to a related party	515,552	190,646
Depreciation of building and tenant improvements and equipment	2,870,097	2,555,093
Amortization of leasing commissions	525,334	301,053
Professional fees, including amounts paid to a related party	827,735	350,103
Formation transaction expenses	263,822	362,591
Miscellaneous	61,109	9,269

Total expenses	10,498,552	9,331,560

Net income	$3,736,707	$2,283,399

Earnings per $10,000 participation unit, based on 700 participation units outstanding during each year	$5,338	$3,262

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS’ DEFICIENCY

	Members’ Deficiency at January 1, 2012	Share of Net Income For the Year	Distributions	Members’ Deficiency at December 31, 2012
Year Ended December 31, 2012:
Peter L. Malkin Group	$(1,899,537)	$533,815	$(561,337)	$(1,927,059)
Anthony E. Malkin Group	(1,899,536)	533,815	(561,337)	(1,927,058)
Peter L. Malkin Group	(1,899,538)	533,815	(561,337)	(1,927,060)
Anthony E. Malkin Group	(1,899,537)	533,815	(561,337)	(1,927,059)
Peter L. Malkin Group	(1,899,537)	533,815	(561,337)	(1,927,059)
Peter L. Malkin Group	(1,899,537)	533,816	(561,337)	(1,927,058)
Peter L. Malkin Group	(1,899,538)	533,816	(561,336)	(1,927,058)

TOTALS	$(13,296,760)	$3,736,707	$(3,929,358)	$(13,489,411)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS’ DEFICIENCY

	Members’ Deficiency at January 1, 2011	Share of Net Income For the Year	Distributions	Members’ Deficiency at December 31, 2011
Year Ended December 31, 2011:
Peter L. Malkin Group	$(2,076,249)	$326,200	$(149,488)	$(1,899,537)
Anthony E. Malkin Group	(2,076,248)	326,200	(149,488)	(1,899,536)
Peter L. Malkin Group	(2,076,249)	326,200	(149,489)	(1,899,538)
Anthony E. Malkin Group	(2,076,248)	326,200	(149,489)	(1,899,537)
Peter L. Malkin Group	(2,076,248)	326,200	(149,489)	(1,899,537)
Peter L. Malkin Group	(2,076,248)	326,200	(149,489)	(1,899,537)
Peter L. Malkin Group	(2,076,249)	326,199	(149,488)	(1,899,538)

TOTALS	$(14,533,739)	$2,283,399	$(1,046,420)	$(13,296,760)

See accompanying notes to financial statements.

60 EAST 42nd ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,736,707	$2,283,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and tenant improvements and equipment	2,870,097	2,555,093
Amortization of leasing commissions	525,334	301,053
Amortization of mortgage refinancing costs	363,617	363,618
Leasing commissions paid	(2,501,847)	—
Changes in operating assets and liabilities:
Prepaid insurance	(15,764)	—
Due to Supervisor	35,991	879,173
Accrued mortgage interest	(10,933)	(10,340)
Accrued supervisory fees, a related party	(81,265)	3,265
Accrued expenses	(768,836)	184,796

Net cash provided by operating activities	4,153,101	6,560,057

Cash flows from investing activities-
Purchase of building and tenant improvements	(4,433,282)	(3,037,857)

Net cash used in investing activities	(4,433,282)	(3,037,857)

Cash flows from financing activities:
Change in receivable from Participants – NYS estimated tax	3,357	—
Repayment of mortgages payable	(2,368,855)	(2,241,546)
Distributions to Participants	(3,929,358)	(1,046,420)
Deferred costs	(1,795,613)	(1,323,191)

Net cash used in financing activities	(8,090,469)	(4,611,157)

Net decrease in cash and cash equivalents	(8,370,650)	(1,088,957)
Cash and cash equivalents, beginning of year	10,466,377	11,555,334

Cash and cash equivalents, end of year	$2,095,727	$10,466,377

Supplemental disclosure of cash flow information -
Cash paid for interest	$5,082,218	$5,209,527

Non-cash investing and financing activities:
Purchases of buildings and tenant improvements included in Payable to Lessee, a related party	$21,951	$369,810

Deferred costs included in Due to Supervisor	$451,082	$620,768

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

Associates’ members are Peter L. Malkin and Anthony E. Malkin each of whom also acts as an agent for holders of participations in his respective member interest in Associates (“Participants”). In the Statements of Members’ Deficiency, each such agent’s representation is referred to as a Group (i.e., Peter L. Malkin represents five Groups and Anthony E. Malkin represents two Groups).

The Supervisor of Associates is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in Associates and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

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

In connection with the building improvements program which began in 1999 (Note 11), costs totaling $78,393,622 and $74,308,199 have been incurred through December 31, 2012 and 2011, respectively, for new building improvements ($67,909,708 for 2012 and $66,810,647 for 2011), tenant improvements ($8,779,779 for 2012 and $5,793,417 for 2011) and equipment ($130,000 for 2012 and $130,000 for 2011).

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

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method. No impairment loss has been recorded in the years ended December 31, 2012 and 2011.

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

Taxable years ended December 31, 2009 through 2012 are subject to IRS and other jurisdictions’ tax examinations.

At December 31, 2012 and 2011, the reported amounts of Associates’ aggregate net assets exceeded their tax basis by approximately $8,625,000 and $7,362,800 respectively.

h.	Offering Costs

In connection with the proposed consolidation of certain properties and an initial public offering of the consolidated group (the “IPO”), Associates has incurred or will incur incremental accounting fees, legal fees and other professional fees. Such costs will be deferred and recorded as a reduction of proceeds of the IPO, or expensed as incurred if the IPO is not consummated. Certain costs associated with the IPO not directly attributable to the solicitation of consents and the IPO, but rather related to structuring the consolidation transaction, are expensed as incurred.

Through December 31, 2012, Associates has incurred external offering costs of $3,310,685, of which Associates incurred $1,625,927 and $1,323,191 for the years ended December 31, 2012 and 2011, respectively, and were reflected as deferred costs on Registrant’s Condensed Balance Sheets. A total of $788,294 and $922,728 of offering related costs were in Due to Supervisor at December 31, 2012 and 2011, respectively. Additional offering costs for work done by employees of the Supervisor of $290,042 and $228,603 for the year ended December 31, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have been or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

Associates’ prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, Associates’ determined that certain costs related to the structuring of the consolidation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2011 and 2010 periods and had accumulated to an amount of $455,301 as of December 31, 2011. Adhering to applicable guidance for accounting changes and error corrections, Associates concluded that the error was not material to any of the prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010. Associates applied the guidance for accounting changes and error corrections and revised our prior period financial statements.

The following tables present the effect this correction had on our prior period reported financial statements. Additionally, financial information included in the notes to the financial statements or elsewhere in this Form 10-K that is impacted by the adjustment have been revised, as applicable.

	As of December 31, 2011
	As reported	Adjustment	As adjusted
Deferred costs, net	$2,140,059	$(455,301)	$1,684,758
Members’ deficiency	(12,841,459)	(455,301)	(13,296,760)

	For the year ended December 31, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$362,591	$362,591
Net income	2,645,990	(362,591)	2,283,399
Net cash provided by operating activities	6,922,648	(362,591)	6,560,057
Net cash used in financing activities	(4,973,748)	362,591	(4,611,157)
Net change in cash and cash equivalents	(1,088,957)	—	(1,088,957)

i.	Recently Adopted Accounting Pronouncements

During May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance was effective for Associates beginning with the first interim period in 2012. In accordance with the guidance, Associates was required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use. The adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on Associates financial condition or results of operations. j

j.	Reclassifications

For purposes of comparison, certain items shown in the 2011 consolidated financial statements have been reclassified to conform with the presentation used for 2012.

3.	Mortgages Payable

On November 29, 2004, a first mortgage was placed on the property in the amount of $84,000,000 with Prudential Insurance Company of America. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for the associated refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum until July 5, 2007. Commencing August 5, 2007, Associates is required to make equal monthly payments of $507,838 applied to interest and then principal, calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and, at December 31, 2012, the balance is $73,922,474. The mortgage matures on November 5, 2014, at which time the principal balance will be $69,797,589.

On November 5, 2009, Associates concluded an additional $16,000,000 loan with Prudential Insurance Company of America secured by a mortgage on the property, subordinate to the first mortgage and to be used for capital improvements (the $84,000,000 and $16,000,000 mortgages are referred to as the “Mortgages”). The new loan requires payments of interest at 7% per annum and principal in the amount of $113,085 per month calculated on a 25-year amortization schedule and is co-terminus with the first mortgage. At December 31, 2012, the balance is $15,186,975. The mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The following is a schedule of principal payments on the Mortgages in each of the three years (mortgages mature in 2014) subsequent to December 31, 2012:

Year ending December 31,
2013	$2,503,464
2014	86,605,985

Total	$89,109,449

The real estate and all sublease rents are pledged as collateral for the Mortgages.

The estimated fair value of Associates’ mortgage debt based on available market information was approximately $93,764,586 and $96,658,956 at December 31, 2012 and 2011, respectively.

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

Associates uses the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses: The carrying amount of cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses reported in Associates’ Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Note 3, is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to Associates.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments;

•	Quoted prices in less active or inactive markets for identical or similar instruments;

•	Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3—Valuations based significantly on unobservable inputs, including:

•	Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. Associates follows this hierarchy for its financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $93,764,586, compared to the book value of the related debt of $89,109,449, at December 31, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to Associates as of December 31, 2012. Although Associates is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

5.	Related Party Transactions—Rent Income

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

Payable to Lessee of $21,950 and $720,066 at December 31, 2012 and 2011, respectively, represents improvement and tenanting costs advanced by Lessee in connection with the improvement program (Note 11).

Rent income, including total additional rent based on operating profits subject to additional rent, reported by Associates of $14,234,596 and $11,613,895 for 2012 and 2011, respectively, was comprised as follows:

	Year ended December 31,
	2012	2011
Basic rent income	$7,474,531	$7,474,112

Advance of additional rent	1,053,800	1,053,800
Further additional rent	5,706,265	3,085,983

Total additional rent	6,760,065	4,139,783

Rent income	$14,234,596	$11,613,895

As a result of its revenue recognition policy, rental income for the year ending December 31 includes the advances of additional rent income received from October 1 to December 31 but does not include any portion of further additional rent based on the Lessee’s operations during that period.

Under the building improvement program (Note 12), the increase in debt service attributable to an increase in the mortgage is funded by a corresponding increase in basic rent payable by the Lessee.

The Lessee may surrender the lease at the end of any month, upon 60 days’ prior written notice; the liability of the Lessee will end on the effective date of such surrender.

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending December 31,
2013	$7,480,000
2014	6,230,000	*
2015	24,000	*
2016	24,000	*
2017	24,000	*
Thereafter	378,000	*

	$14,160,000

*	Associates intends to refinance the existing mortgages which mature on November 5, 2014. In accordance with the Ninth Lease Modification Agreement, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after November 2014 from the refinanced debt.

Real estate taxes incurred directly by the Lessee for the years ended December 31, 2012 and 2011 totaled $11,210,057 and $10,928,078, respectively.

6.	Related Party Transactions—Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”), a related party. Beneficial interests in Associates and the Lessee are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Associates pays Supervisor for supervisory services and disbursements. The basic fee had been payable at the rate of $24,000 per annum since October 1, 1958. The Agents approved an increase in such fee in an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the basic fee to $180,000 per annum effective July 1, 2010, to be adjusted annually for any subsequent increase in the Consumer Price Index. The basic fee was adjusted to $189,158 effective July 1, 2012. Fees for supervisory services (including disbursements and costs of accounting services) for the years ended December 31, 2012 and 2011 totaled $190,646 and $190,646, respectively. For the years ended December 31, 2012 and 2011, Malkin Holdings earned $290,042 and $228,603, respectively, included in professional fees, for special supervisory services at hourly rates in connection with a proposed consolidation of Associates, other public and private entities supervised by Malkin Holdings, and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, all representing Associates’ allocable portion of such fees to be paid directly and not borne indirectly through additional rent deductions. Malkin Holdings receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 14% per annum on the initial cash investment of $7,000,000. For tax purposes, such additional payment is treated as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $327,707 and $7,380 for the years ended December 31, 2012 and 2011, respectively.

Malkin Holdings also serves as supervisor for the Lessee, for which it receives a basic annual fee of $383,000, effective January 1, 2010, to be adjusted each year for any subsequent increase in the Consumer Price Index . Fees for supervisory services for the years ended December 31, 2012 and 2011 totaled $400,367 and $389,251, respectively. For the years ended December 31, 2012 and 2011, Malkin Holdings earned $314,631 and $228,068, respectively, from the Lessee in other service fees. Malkin Holdings also receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $400,000 a year. Distributions in respect of Malkin Holdings’ profits interest from the Lessee totaled $260,000 and $260,004 for the years ended December 31, 2012 and 2011, respectively.

The Supervisor of Associates is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in Associates and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

7.	Number of Participants

There were 857 and 848 participants in the participating groups at December 31, 2012 and 2011, respectively.

8.	Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income over the mortgage requirements and cash expenses.

9.	Distributions and Amount of Income per $10,000 Participation Unit

Distributions and amount of income per $10,000 participation unit during the years ended December 31, 2012 and 2011, based on 700 participation units outstanding during each year, consisted of the following:

	Year ended December 31
	2012	2011
Income	$5,338	$1,495
Return of capital	275	—

Total distributions	$5,613	$1,495

10.	Concentration of Credit Risk

Associates maintains cash and cash equivalents in a bank and a money market fund (Fidelity U.S. Treasury Income Portfolio). Beginning January 1, 2013, non-interest bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same FDIC Insured Depository Institution (“IDI”). Instead, non-interest bearing transaction accounts are added to any of a depositor’s other accounts in the applicable ownership category, and the aggregate balance will be insured up to at least the standard maximum deposit insurance amount of $250,000, per depositor, at each separately chartered IDI. Distributions are paid from a cash account held by Malkin Holdings. That account is included on the accompanying balance sheet as “Due from Supervisor.” The funds (approximately $87,000 at December 31, 2012 and 2011) were paid to the participants on January 1, 2013 and 2012, respectively.

11.	Contingencies

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

In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Helmsley estate, the operating partnership and the company for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process by which it was structured (including the valuation that was employed) are unfair to the participants, the consolidation provides excessive benefits to the Malkin Holdings group and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the proposed transaction. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the consolidation had been structured in such a manner that would cause the subject LLC participants immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and the Helmsley estate and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Helmsley estate and the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The company and the operating partnership will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing (collectively, “preliminary approval”).

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013 the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the class action, other than permission to join the case by separate counsel solely for the purpose of supporting the allegation of the objecting participants that the buyout will deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

The court has scheduled a hearing on a motion for final approval of the settlement for May 2, 2013.

12.	Building Improvements Program and Agreement to Extend Lease

In 1999, the participants of Associates and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the participants of Associates and the members in the Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase would extend the Lease beyond 2083, based on the net present benefit to Associates of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of December 31, 2012, Associates had incurred costs related to the Program of $78,263,624 and estimates that the costs of the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The participants of Associates and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the mortgage to up to $100,000,000. The balance of the costs of the Program will be financed by the new $16,000,000 mortgage and Lessee’s operating cash flow.

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

SCHEDULE III

60 EAST 42nd ST. ASSOCIATES L.L.C

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

Column		December 31, 2012		December 31, 2011
A	Description
	Land, building and building improvements and equipment situated at One Grand Central Place, 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.
B	Encumbrances
	Prudential Insurance Company at December 31	$89,109,449		$91,478,304

C	Initial cost to company
	Land	$7,240,000		$7,240,000

	Building	$16,960,000		$16,960,000

D	Cost capitalized subsequent to acquisition
	Building improvements and equipment	$76,819,488		$78,308,199

	Carrying costs	None		None

E	Gross amount at which carried at close of period
	Land	$7,240,000		$7,240,000
	Building, building improvements and equipment	93,779,488		91,268,199

	Total	$101,019,488	(a)	$98,508,199	(a)

F	Accumulated depreciation	$33,403,883	(b)	$32,107,921	(b)

G	Date of construction	1930		1930
H	Date acquired	October 1, 1958		October 1, 1958
I	Life on which depreciation in latest income statements is computed	39 years for building improvements and 7 years for equipment		39 years for building improvements and 7 years for equipment
(a)	Gross amount of real estate
	Balance at January 1	$96,934,064		$95,832,358
	Purchase of building improvements and equipment and construction in progress (expenditures advanced by Lessee, a related party, and recorded by Associates):	4,085,424		2,675,841
	Assets sold/written off	—		(1,574,135)

	Balance at December 31	$101,019,488		$96,934,064

	The costs for federal income tax purposes are the same as for financial statement purposes.
(b)	Accumulated depreciation
	Balance at January 1	$30,533,786		$29,552,828
	Depreciation: F/Y/E December 31	2,870,097		2,555,093
	Assets sold/written off	—		(1,574,135)

	Balance at December 31	$33,403,883		$30,533,786

LINCOLN BUILDING ASSOCIATES L.L.C.

FINANCIAL STATEMENTS

Years Ended December 31, 2012 and 2011

LINCOLN BUILDING ASSOCIATES L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lincoln Building Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying balance sheets of Lincoln Building Associates L.L.C. (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, changes in members’ equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Building Associates L.L.C. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 28, 2013

LINCOLN BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,	2012	2011
ASSETS
Property—at cost:
Leasehold improvements	$20,495,147	$18,790,248
Subtenant improvements	31,606,025	26,256,303

	52,101,172	45,046,551
Less accumulated depreciation and amortization	17,903,819	13,384,063

Net Property	34,197,353	31,662,488
Other Assets:
Cash and cash equivalents	1,184,875	955,140
Restricted cash—tenants’ security deposits	6,378,653	6,053,555
Restricted cash—managing agent	831,741	1,490,657
Rent receivable—net	704,347	897,783
Unbilled rent receivable—net	9,646,119	8,349,040
Note receivable	79,160	—
Due from Lessor	21,951	369,811
Due from Supervisor	265,332	165,236
Due from nonresident members	—	11,654
Prepaid expenses	5,944,905	5,579,358
Deferred charges and other deferred costs, net of accumulated amortization	10,549,283	9,408,693

Total Assets	$69,803,719	$64,943,415

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$4,628,145	$2,451,248
Accrued additional rent due Lessor	—	481,931
Tenants’ security deposits payable	6,378,653	6,053,555
Deferred income	1,830,852	1,554,012

Total Liabilities	12,837,650	10,540,746
Commitments and Contingencies	—	—
Members’ Equity	56,966,069	54,402,669

Total Liabilities and Members’ Equity	$69,803,719	$64,943,415

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF INCOME

Years Ended December 31,	2012	2011
Revenue:
Minimum rental revenue	$47,503,020	$46,740,661
Escalations and expense reimbursements	8,803,005	10,108,761
Other income	2,408,316	956,701

Total Revenue	58,714,341	57,806,123

Operating Expenses:
Basic rent expense	7,474,346	7,473,373
Additional rent	1,053,804	1,053,804
Further additional rent	5,224,334	2,796,927
Real estate taxes	11,210,057	10,928,078
Payroll and related costs	7,493,261	7,222,898
Repairs and maintenance	4,250,080	5,817,729
Electricity	3,515,438	3,423,580
Utilities	1,735,016	1,669,606
Management fee	294,897	293,018
Supervisory and other fees	660,699	649,333
Professional fees	1,882,603	1,121,855
Insurance, advertising and administrative	1,339,644	1,204,968
Depreciation	4,914,081	4,140,035
Amortization	1,510,975	1,505,741
Bad debts, net	582,021	598,740
Formation transaction expenses	270,308	334,158

Total Operating Expenses	53,411,564	50,233,843

Operating Income	5,302,777	7,572,280
Interest Income	623	780

Net Income	$5,303,400	$7,573,060

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Years Ended December 31,	2012	2011
Members’ Equity—beginning of year	$54,402,669	$49,569,605
Net Income	5,303,400	7,573,060
Distributions	(2,740,000)	(2,739,996)

Members’ Equity—end of year	$56,966,069	$54,402,669

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2012	2011
Cash Flows from Operating Activities:
Net income	$5,303,400	$7,573,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,914,081	4,140,035
Amortization	1,510,975	1,505,741
Bad debts—net	582,021	598,740
Net change in operating assets and liabilities:
Rent receivable	(433,585)	(939,472)
Due from Supervisor	(100,096)	873,098
Unbilled rent receivable	(1,252,079)	(1,625,553)
Restricted cash—managing agent	658,916	(573,084)
Prepaid expenses	(365,547)	(219,471)
Deferred charges—leasing commissions	(1,030,825)	(1,874,092)
Tenants’ security deposits—net	—	—
Accounts payable and accrued liabilities	741,646	(906,171)
Accrued additional rent due Lessor	(481,931)	(289,056)
Deferred income	276,840	(404,661)

Net Cash Provided by Operating Activities	10,323,816	7,859,114

Cash Flows from Investing Activities:
Property additions	(6,251,696)	(6,955,226)
Due from Lessor	347,860	362,234
Note receivable	(79,160)	—

Net Cash Used in Investing Activities	(5,982,996)	(6,592,992)

Cash Flows from Financing Activities:
Members’ distributions	(2,740,000)	(2,739,996)
Other deferred costs	(1,382,739)	(974,400)
Due from nonresident members—net	11,654	(11,654)

Net Cash Used in Financing Activities	(4,111,085)	(3,726,050)

Net Increase (Decrease) in Cash and Cash Equivalents	229,735	(2,459,928)
Cash and Cash Equivalents—beginning of year	955,140	3,415,068

Cash and Cash Equivalents—end of year	$1,184,875	$955,140

Non-Cash Investing and Financing Activities:
Purchases of property additions included in accounts payable and accrued liabilities	$1,840,346	$643,096

Other deferred costs included in accounts payable and accrued liabilities	$313,147	$116,685

The accompanying notes are an integral part of these statements.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Business	The Company was originally organized on June 14, 1954 as a general partnership in order to lease and sublease the approximately 1,300,000 square foot office building situated at 60 East 42nd Street, New York, New York (the “Property” or “One Grand Central Place”). At December 31, 2012, the Property is approximately 78% occupied. On November 1, 2002, the Company converted from a general partnership to a New York limited liability company and is now known as Lincoln Building Associates L.L.C. (the “Company”). Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

The Company commenced operations on June 14, 1954 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

2.	Summary of Significant Accounting Policies	Revenue recognition—Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases. The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rent receivable on the accompanying balance sheets. Subleases generally contain provisions under which tenants reimburse the Company for a portion of property operating expenses, real estate taxes and other recoverable costs. Receivables for escalation and expense reimbursements are accrued in the period the related expenses are incurred. Rental payments received before they are recognized as income are recorded as deferred income.

The Company provides an estimated allowance for uncollectible rent receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and sublease guarantees provided by the tenant), current economic trends and changes in tenant payment terms. Rent receivable is shown net of an estimated allowance for doubtful accounts of $98,000 and $129,237 at December 31, 2012 and 2011, respectively. Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of approximately $578,000 and $623,000 at December 31, 2012 and 2011, respectively.

Bad debt expense is shown net of recoveries.

Cash and cash equivalents—The Company considers highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. Cash equivalents consist of a money market mutual fund (Fidelity U.S. Treasury Income Portfolio).

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

At times, the Company has demand and other deposits with a bank in excess of federally insured limits. The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property—The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable. Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount. Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset. No impairment loss has been recorded in the years ended December 31, 2012 and 2011.

Depreciation and amortization—Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements. Subtenant improvements, leasing commissions and leasing costs are amortized by the straight-line method over the terms of the related tenant subleases.

Repairs and maintenance are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized. When property is replaced, retired or otherwise disposed of, the cost of such property and the accumulated depreciation thereon are deducted from the respective accounts and the related gain or loss, if any, is reflected in operations.

Income taxes—The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements. The Company’s taxable income or loss is reportable by its members.

The Company follows the provisions pertaining to uncertain tax positions of Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) 740, Income Taxes, and has determined that there are no material uncertain tax positions that require recognition or disclosure in the financial statements.

Advertising—The Company expenses advertising costs as incurred.

Environmental costs—The Property contains asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations. As certain demolition of the space occurs, environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. Because the obligation to remove the asbestos has an indeterminable settlement date, the Company is unable to reasonably estimate the fair value of this obligation. Asbestos abatement costs are charged to expense as incurred.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. The Company regards the allowance for uncollectible rent (including unbilled rent receivable) as being particularly sensitive. Further, when subtenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

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

New accounting pronouncements—In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. In accordance with the guidance, the Company requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy. For non-public companies, ASU No. 2011-04 is effective for annual periods beginning on or after December 15, 2011. The adoption of this update on January 1, 2012 did not have a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-9, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The ASU requires substantially more disclosures regarding the multiemployer plan the Company participates in, the nature of the Company’s commitment to the plan and other disclosures. The current recognition and measurement guidance is unchanged. For nonpublic companies this ASU is effective for annual periods for fiscal years ending after December 15, 2012. See Note 9.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Subsequent events—The Company has evaluated events and transactions for potential recognition or disclosure through March 28, 2013, the date the financial statements were available to be issued.

3.	Members’ Equity	Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.

4.	Note Receivable	In connection with a former tenant that vacated in March 2012, prior to its lease expiration, the Company received a surrender payment of $850,000, which has been recorded in income. The Company has agreed to lend the former tenant up to $143,000 of which $79,160 has been advanced through December 31, 2012. The loan matures on December 31, 2014 and does not bear interest; however, pursuant to the terms of the agreement, the Company may receive more than the face amount at maturity. In addition, the Company may receive a contingent payment from the former tenant based on a formula.

5.	Deferred Charges	Deferred charges consist of the following as of December 31, 2012 and 2011:

	2012	2011
Leasing commissions	$12,526,070	$11,453,706
Leasing costs	62,525	62,525
Other deferred costs	3,183,082	1,603,881

	15,771,677	13,120,112
Less accumulated amortization	(5,222,394)	(3,711,419)

Total	$10,549,283	$9,408,693

Prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Company determined that certain costs related to the structuring of the IPO (as defined in Note 6) that were previously included in other deferred costs should have been expensed in the periods incurred. The correction impacted the year ended December 31, 2011, the year ended December 31, 2010 and had accumulated to an amount of approximately $427,000 as of December 31, 2011. Adhering to applicable guidance for accounting changes and error corrections, the Company concluded that the error was not material to any of the prior period financial statements. The correction resulted in immaterial changes to other deferred costs and formation transaction expenses for the year ended December 31, 2011 and the year ended December 31, 2010. The Company applied the guidance for accounting changes and error corrections and revised the prior period financial statements presented.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The following tables present the effect this correction had on the financial statements as of December 31, 2011 and December 31, 2010. Additionally, financial information included in the notes to the financial statements that is impacted by the adjustment have been revised, as applicable.

	As of December 31, 2010
	As reported	Adjustment	As adjusted
Members’ equity	$49,662,315	$(92,710)	$49,569,605

		For the
	Twelve Months Ended December 31, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$334,158	$334,158
Net income	7,907,218	(334,158)	7,573,060
Net cash provided by operating activities	8,193,272	(334,158)	7,859,114
Net cash used in financing activities	(4,060,208)	334,158	(3,726,050)
Net increase in cash and cash equivalents	227,002	—	227,002
Deferred costs	9,835,561	(426,868)	9,408,693
Members’ equity	$54,829,537	($426,868)	$54,402,669

6.	Related Party Transactions	The Company has entered into a lease agreement with 60 East 42nd St. Associates L.L.C. (the “Lessor”) which is currently set to expire on September 30, 2033. The Company (the “Lessee”) may terminate the lease on 60 days prior written notice without any further liability.

The lease provides for an annual basic rent equal to the sum of the constant annual mortgage charges incurred on all mortgages by the Lessor (excluding any balloon principal payment due at maturity), plus $24,000.

The lease also provides for additional rent, as follows:

1)	Additional rent equal to the first $1,053,804 of Lessee’s net operating income, as defined, in each lease year.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

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

Further additional rent expense is recognized prior to the end of the lease year based on net operating income earned to date, provided it is probable that the Company will generate net operating income for the lease year in such amount as to obligate the Company to pay further additional rent. In the event it becomes probable that net operating income for the lease year will be insufficient to require the payment of further additional rent, any previously recorded further additional rent would be reversed into income. As of December 31, 2012 and 2011, accrued further additional rent attributable to the lease years ending September 30, 2013 and 2012 was $-0- and $481,931, respectively.

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

The Company is financing the Program and billing the Lessor for the costs incurred. The Program (1) grants the ownership of the improvements to the Lessor and acknowledges the Lessor’s intention to finance them through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by the Lessor from an equivalent increase in the basic rent paid by the Company. Since any further additional rent will be decreased by one-half of that amount, the net effect is to have the Company and the Lessor share the costs of the Program equally, assuming the Company continues to be obligated to pay further additional rent. At December 31, 2012 and 2011, the Company recorded a receivable of $21,951 and $369,811, respectively, from the Lessor for costs incurred by the Company under the Program.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

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

The following is a schedule of future minimum rental payments as of December 31, 2012 (based on the current amount of the Lessor’s outstanding mortgage obligations and assuming the Company does not surrender the lease):

Years ending December 31,
2013	$7,480,000
2014	6,230,000	*
2015	24,000	*
2016	24,000	*
2017	24,000	*
Thereafter	378,000	*

	$14,160,000

*	The Lessor intends to refinance the existing mortgages which mature on November 5, 2014. In accordance with the Ninth Lease Modification Agreement, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after November 2014 from the refinanced debt.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2012 and 2011, the Lessor had incurred costs related to the Program of approximately $78,400,000 and $74,300,000, respectively, and estimates that costs upon completion will be approximately $100,000,000. The Lessor has funded and capitalized leasing commissions of approximately $6,600,000 and $4,100,000 at December 31, 2012 and 2011, respectively.

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (“Malkin Holdings”), a related party.

Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Fees and payments to Malkin Holdings LLC are as follows:

	Years Ended
	December 31,
	2012		2011
Basic supervisory fees	$400,637		$389,251
Offering costs for work done by employees of the Supervisor	267,432	*	214,266	*
Service fee on investment income	62		78
Profits interest	260,000		260,004

Total	$928,131		$863,599

*	Included in professional fees in the Statements of Income.

Malkin Holdings receives an additional payment from the Company equal to 10% of distributions in excess of $400,000 a year. For tax purposes such additional payment is treated as a profits interest and Malkin Holdings is treated as a member. Distributions in respect of Malkin Holdings’ profits interest totaled $260,000 and $260,004 for the years ended December 31, 2012 and 2011, respectively. In addition, other fees and disbursements to Malkin Holdings were $47,199 and $228,068 for the years ended December 31, 2012 and 2011, respectively. These amounts are included in supervisory and other fees. The distributions are paid from a cash account held by Malkin Holdings.

For administration and investment of the Company’s supervisory account, Malkin Holdings has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.1% of the account balance), which fee totaled $62 and $78 for the years ended December 31, 2012 and 2011, respectively.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Malkin Holdings also serves as supervisor for the Company’s Lessor and receives from the Lessor a basic annual fee and a fee based on distributions to its investors. Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Through December 31, 2012, the Company has incurred an aggregate of $4,665,936 (of which $2,432,704 and $1,726,888 is related to the years ended December 31, 2012 and 2011, respectively) of which $3,183,082 and $1,603,881 has been capitalized and included as other deferred costs at December 31, 2012 and 2011, respectively, of which $609,219 and $310,516 are included in accounts payable and accrued expenses at December 31, 2012 and 2011, respectively, to reimburse Malkin Holdings for third-party fees it had advanced in connection with a proposed consolidation of the Company, other public and private entities supervised by Malkin Holdings, Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”). If the Consolidation and IPO are completed, the Company will be reimbursed from proceeds of the IPO for all such costs.

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

Rent payments (including escalations and expense reimbursements) made by Malkin Holdings totaled $1,020,165 and $1,037,398 for the years ended December 31, 2012 and 2011, respectively.

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

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

7.	Rental Income Under Operating Subleases	Future minimum rentals to be received, assuming neither renewals nor extensions of subleases which may expire during the periods, on noncancelable operating subleases in effect at December 31, 2012 are as follows:

Years ending December 31,
2013	$45,110,000
2014	40,450,000
2015	33,800,000
2016	29,680,000
2017	25,620,000
Thereafter	106,310,000

$280,970,000

The above table includes $2,970,000 from Malkin Holdings LLC.

In connection with the early termination of a lease, the Company has recognized and collected a lease termination fee of $850,000 which is included in other income for the year ended December 31, 2012. There was no such termination fee income in 2011.

8.	Management Fee	The Company has engaged Newmark Knight Frank to lease and manage the Property. Pursuant to the management agreement, the management fee is equal to 1% of total collected proceeds per month with a cap of $350,000 per annum (which is reduced by the service fee on interest income earned on tenants’ security deposits). For the years ended December 31, 2012 and 2011, the management fee totaled $294,897 and $293,018, respectively.

A portion of the Company’s cash is held in accounts in the custody of the managing agent. These amounts are included in the accompanying balance sheets as “Restricted cash—managing agent.”

9.	Multiemployer Pension Plan	The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in the multiemployer plan are different from a single-employer plan in the following aspects:

•	Assets contributed to the multiemployer defined plan by one employer may be used to provide benefits to employees of other participating employers.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If the Company chooses to stop participating in its multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company participates in various unions. The union which has significant employees and costs is as follows:

32BJ

The Company participates in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2011 and 2012, the actuary certified that for the plan years beginning July 1, 2011 and 2012, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2012. For the years ended December 31, 2012, and 2011, the Pension Plan received contributions from employers totaling approximately $212,741,000, and $201,266,000, respectively.

The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended December 31, 2012, and 2011, the Health Plan received contributions from employers totaling approximately $893,329,000 and $843,205,000, respectively.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Terms of Collective Bargaining Agreements

The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2012 through December 31, 2015 (prior agreement was from January 1, 2008 through December 31, 2011).

Contributions

Contributions the Company made to the multiemployer plans for the years ended December 31, 2012 and 2011 are included in the table below:

Benefit Plan

	2012	2011
Pension plans (pension and annuity)*	$343,000	$342,000
Health plans**	795,000	614,000
Other***	84,000	112,000

Total plan contributions	$1,222,000	$1,068,000

*	Pension plans include $98,000 and $106,000 for the years ended 2012 and 2011, respectively, from multiemployer plans not discussed above.
**	Health plans include $128,000 and $132,000 for the years ended 2012 and 2011, respectively from multiemployer plans not discussed above.
***	Other includes $63,000 and $38,000 for the years ended 2012 and 2011, respectively, from multiemployer plans not discussed above for union costs which were not itemized between pension and health plans.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

10.	Commitments and Contingencies	In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Helmsley estate, the operating partnership and the company for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process by which it was structured (including the valuation that was employed) are unfair to the participants, the consolidation provides excessive benefits to the Malkin Holdings group and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the proposed transaction. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the consolidation had been structured in such a manner that would cause the subject LLC participants immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and the Helmsley estate and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Helmsley estate and the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The company and the operating partnership will not bear any of the settlement payment.

LINCOLN BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing (collectively, “preliminary approval”).

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013 the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the class action, other than permission to join the case by separate counsel solely for the purpose of supporting the allegation of the objecting participants that the buyout will deprive non-consenting participants in Empire State Building Associates L.L.C. of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

The court has scheduled a hearing on a motion for final approval of the settlement for May 2, 2013.