Form 10-Q
period 2013-03-31
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2013-05-13
CIK 90794

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Real estate:
Building: One Grand Central Place, located at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.	$16,960,000	$16,960,000
Less: accumulated depreciation	(16,960,000)	(16,960,000)

	—	—

Building improvements and equipment	68,039,708	68,039,708
Less: accumulated depreciation	(14,353,739)	(13,918,390)

	53,685,969	54,121,318

Tenant improvements	8,779,779	8,779,779
Less: accumulated depreciation	(2,897,641)	(2,525,493)

	5,882,138	6,254,286

Land	7,240,000	7,240,000

Total real estate, net	66,808,107	67,615,604

Cash and cash equivalents	899,242	2,095,727
Due from Supervisor, a related party	87,202	87,202
Receivable from Participants—NYS estimated tax	10,513	—
Prepaid insurance	1,971	15,764
Deferred costs	3,453,410	3,310,685
Leasing costs, less accumulated amortization of $1,669,186 in 2013 and $1,749,117 in 2012	2,922,361	3,043,218
Mortgage refinancing costs, less accumulated amortization of $2,279,752 in 2013 and $2,188,848 in 2012	655,379	684,783

Total assets	$74,838,185	$76,852,983

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$88,496,496	$89,109,449
Accrued mortgage interest	414,716	417,546
Payable to Lessee, a related party	21,951	21,951
Due to Supervisor, a related party	424,614	789,033
Accrued expenses	168	4,415

Total liabilities	89,357,945	90,342,394
Commitments and contingencies	—	—
Members’ deficiency (at March 31, 2013 and December 31, 2012, there were 700 units (at $10,000 per unit) of participation units outstanding)	(14,519,760)	(13,489,411)

Total liabilities and members’ deficiency	$74,838,185	$76,852,983

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue:
Basic rent income, from a related party	$1,868,768	$1,868,595
Advances of additional rent income, from a related party	263,450	263,450

Total rent income	2,132,218	2,132,045
Dividend and other income	227	223

Total revenue	2,132,445	2,132,268

Expenses:
Interest on mortgages	1,337,891	1,370,996
Supervisory services to a related party	49,135	48,478
Depreciation of building and tenant improvements and equipment	807,497	653,396
Amortization of leasing costs	120,856	77,933
Formation transaction expenses	201,235	26,593
Professional fees, including amounts to a related party	367,600	85,680
Other	16,975	—

Total expenses	2,901,189	2,263,076

Net loss	$(768,744)	$(130,808)

Loss per $10,000 participation unit, based on 700 participation units outstanding during each period	$(1,098.21)	$(186.87)

Distributions per $10,000 participation unit consisted of the following:
Income	$—	$—
Return of capital	373.72	373.72

Total distributions	$373.72	$373.72

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
	(Unaudited)
Members’ deficiency
January 1, 2013	$(13,489,411)
January 1, 2012		$(13,296,760)
Add net income (loss):
January 1, 2013 through March 31, 2013	(768,744)
January 1, 2012 through December 31, 2012		3,736,707

	(14,258,155)	(9,560,053)

Less distributions:
January 1, 2013 through March 31, 2013	261,605
January 1, 2012 through December 31, 2012		3,929,358

Total distributions	261,605	3,929,358

Members’ deficiency at the end of the period	$(14,519,760)	$(13,489,411)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

	For the Three Months Ended March 31, 2013	For the Three Month Ended March 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(768,744)	$(130,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and tenant improvements and equipment	807,497	653,396
Amortization of leasing costs	120,856	77,933
Amortization of mortgage refinancing costs	90,904	90,904
Changes in operating assets and liabilities:
Prepaid insurance	13,793	—
Due to Supervisor, a related party	(6,709)	184,350
Accrued expenses	(4,247)	(396,362)
Accrued supervisory fees, a related party	—	(81,265)
Accrued mortgage interest	(2,830)	(2,677)

Net cash provided by operating activities	250,520	395,471

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Receivable from Participants—NYS estimated tax	(10,513)	—
Refinancing costs	(61,500)	—
Repayment of mortgages payable	(612,953)	(580,000)
Distributions to Participants	(261,605)	(261,605)
Deferred costs	(500,434)	(1,576,881)

Net cash used in financing activities	(1,447,005)	(2,418,486)

Net decrease in cash and cash equivalents	(1,196,485)	(2,023,015)
Cash and cash equivalents, beginning of period	2,095,727	10,466,377

Cash and cash equivalents, end of period	$899,242	$8,443,362

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,249,817	$1,282,769

Non-cash financing activities:
Deferred costs included in Due to Supervisor, a related party	$93,376	$145,524

Purchase of building and tenant improvements included in Payable to Lessee, a related party	$21,951	$755,204

See notes to the condensed financial statements.

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2013 and its results of operations and cash flows for the three months ended March 31, 2013 and 2012. Information included in the condensed balance sheet as of December 31, 2012 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2012 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

The Lease also requires an advance against Additional Rent, equal to, on an annual basis, the lesser of (x) Lessee’s net operating income for the preceding lease year or (y) $1,053,800 which is recorded in revenue in monthly installments of $87,817, which, in the latter amount, will permit basic distributions to Participants at an annual rate of approximately 14.95% per annum on their original and remaining cash investment of $7,000,000 in Registrant; provided, however, if such advances exceed Lessee’s net operating income for any lease year, advances otherwise required during the subsequent lease year shall be reduced by an amount equal to such excess until Lessee shall have recovered, through retention of net operating income, the full amount of such excess. After the Participants have received distributions equal to a return of 14% per annum, $7,380 is paid to Supervisor from the advances against Additional Rent.

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

Rent income, earned from a related party, was $2,132,218 and $2,132,045 for the three months ended March 31, 2013 and 2012, respectively.

For the lease year ended September 30, 2012, Lessee had net operating income of $12,466,335. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2012 and Further Additional Rent of $5,706,265 subsequent to September 30, 2012. The Further Additional Rent of $5,706,265 represents 50% of the excess of the Lessee’s net operating income of $12,466,335 over $1,053,800. After deducting $2,503,000, mainly for fees relating to (i) a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”), and for the increase in the supervisory fee to Supervisor, accounting fees and general contingencies, (ii) the annual NYS filing fee of $3,000, and the (iii) Additional Payment to Supervisor of $320,327 (representing the Additional Payment (as defined in Note E) of $327,707 less $7,380 previously paid), the balance of $2,882,938 was distributed by Registrant to the Participants on December 12, 2012.

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed Consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc.

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

Note D Mortgages Payable

On November 29, 2004, a first mortgage (“Senior Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Senior Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at March 31, 2013 the balance is $73,383,432. The Senior Mortgage matures on November 5, 2014 with a principal balance of $69,797,589.

On November 5, 2009 Registrant took out an additional $16,000,000 loan with Prudential Insurance Company of America secured by a second mortgage on the Property, subordinate to the first mortgage (“Subordinate Mortgage”) and to be used for capital improvements. The loan requires payments of interest at 7% per annum and principal in the aggregate amount of $113,085 calculated on a 25-year amortization schedule and is co-terminus with the Senior Mortgage. At March 31, 2013, the balance is $15,113,064. The Subordinate Mortgage matures on November 5, 2014 with a principal balance of $14,613,782.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $92,905,010 as of March 31, 2013. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by the Registrant.

As of March 31, 2013, mortgage financing costs of $2,935,131 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the Lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of March 31, 2013, Registrant had incurred costs related to the Program of $78,393,622 (including building and tenant improvements) and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of $16,000,000 from the total of $84,000,000 provided by the Mortgage to up to $100,000,000. As noted above, the additional $16,000,000 financing closed on November 5, 2009. Costs of the Program in excess of financing, if applicable, will be funded out of additional financing—up to an aggregate loan amount of $100,000,000, plus financed costs, and Lessee’s operating cash flow. Amounts Payable to Lessee related to the Program were $21,951 and $21,951 (for unpaid building improvements) as of March 31, 2013 and December 31, 2012, respectively.

Note E Supervisory Services

Supervisory and other services are provided to Registrant by its supervisor, Malkin Holding LLC (“Malkin Holdings” or “Supervisor”), a related party. Entities for the benefit of Peter L. Malkin’s family own member interests in Lessee.

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) had been payable at the rate of $24,000 per annum, payable $2,000 per month, since October 1, 1958. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $180,000 per annum effective July 1, 2010 to be adjusted annually for any subsequent increase in the Consumer Price Index. The Basic Payment was adjusted to $189,158 effective July 1, 2012. The fee is payable (i) not less than $2,000 per month and (ii) the balance out of available reserves from Further Additional Rent. If Further Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Further Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions received by Participants in Registrant in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2013 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Pursuant to such arrangements, Registrant incurred supervisory fees of $49,135 and $48,478 for the three month periods ended March 31, 2013 and 2012, respectively. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

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

No remuneration was paid during the three month periods ended March 31, 2013 and 2012 by Registrant to any of the Members. Included in professional fees are amounts for services provided by Supervisor, a related party, of $83,271 and $49,099 for the three months ended March 31, 2013 and 2012, respectively.

Due to Supervisor, a related party, was $424,614 and $789,033 at March 31, 2013 and December 31, 2012, respectively.

Distributions are paid from a cash account held by Supervisor. That account is included in the condensed Balance Sheets as “Due from Supervisor, a related party.” The funds of $87,202 at March 31, 2013 and December 31, 2012 were paid to participants on April 1, 2013 and January 1, 2013, respectively.

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

Note F Subsequent Events

Except as disclosed in “Part II, Other Information, Item 1(b),” there have not been any events that have occurred that would require adjustments to or disclosure in this Quarterly Report on Form 10-Q.

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

Cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, payable to Lessee, a related party, due to Supervisor, a related party, receivable from Participants—NYS estimated tax, prepaid insurance and accrued expenses: The carrying amount of cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, payable to Lessee, a related party, due to Supervisor, a related party, receivable from Participants—NYS estimated tax, prepaid insurance and accrued expenses reported in Registrant’s Condensed Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Note D, is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to the Registrant.

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

These levels form a hierarchy. The Registrant follows this hierarchy for its financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Fair Value Measurements. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Registrant could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $92,905,010, compared to the book value of the related debt of $88,496,496 at March 31, 2013.

Disclosure about fair value of financial instruments is based on pertinent information available to the Registrant as of March 31, 2013. Although the Registrant is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Through March 31, 2013, Registrant has incurred capitalized external offering costs of $3,453,410, of which the Registrant has incurred $142,725 and $265,464 for the three months ended March 31, 2013 and 2012, respectively. A total of $93,376 and $451,082 of these costs are in Due to Supervisor at March 31, 2013 and December 31, 2012, respectively. Additional offering costs for work done by employees of the Supervisor of $83,271 and $49,099 for the three months ended March 31, 2013 and 2012, respectively, were incurred and advanced by the Supervisor and have been or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

The Registrant’s prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Registrant determined that certain costs related to the structuring of the consolidation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2012, 2011 and 2010 periods and had accumulated to an amount of $481,894 as of March 31, 2012. Adhering to applicable guidance for accounting changes and error corrections, the Registrant concluded that the error was not material to any of the prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010, and for interim periods within those years and within 2012.

The Registrant applied the guidance for accounting changes and error corrections and revised the prior period financial statements presented.

The following table presents the effect this correction had on our prior period reported financial statements. Additionally, financial information included elsewhere in this Form 10-Q that is impacted by the adjustment have been revised, as applicable.

	For the three months ended March 31, 2012
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$26,593	$26,593
Net loss	(104,215)	(26,593)	(130,808)
Net cash provided by operating activities	422,064	(26,593)	395,471
Net cash used in financing activities	(2,445,079)	26,593	(2,418,486)
Net change in cash and cash equivalents	(2,023,015)	—	(2,023,015)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During the three month period ended March 31, 2013, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant’s results of operations for such periods:

Total revenue did not change significantly for the three-month period ended March 31, 2013 as compared with the corresponding period of the prior year.

Total expenses increased by $638,113 for the three-month period ended March 31, 2013 as compared with the corresponding period of the prior year. Such increase is the net result of (i) an increase in depreciation of building and tenant improvements and equipment of $154,101 attributable to depreciation on improvements placed in service in 2012, (ii) an increase of $657 in supervisory fees, consisting of a cost-of-living increase, (iii) an increase in amortization of leasing costs of $42,923 attributable to amortization on leasing costs capitalized in 2012, (iv) an increase in professional fees of $281,920 including (a) a net increase in fees to Malkin Holdings of $34,172 and legal and accounting fees for services rendered in connection with the Consolidation and IPO, (b) an increase in consulting fees for the design and implementation of a new accounting system and (c) matters pertaining to the class action litigation (as described in Legal Proceedings), (v) an increase in miscellaneous expenses of $16,975, mainly attributable to allocated officers and directors insurance which commenced in the second quarter of 2012, and (vi) an increase in formation transaction expenses of $174,642, partially offset by (vii) a decrease in interest on the mortgages of $33,105 as a result of principal payments which reduced the mortgage balance. The increase formation transaction expenses is mainly attributable to the solicitation of consents from Participants in the Registrant and in other public limited liability companies supervised by the Supervisor to the proposed Consolidation and IPO.

Liquidity and Capital Resources

Registrant’s liquidity has decreased at March 31, 2013 as compared with December 31, 2012 as a result of costs incurred in connection with the Consolidation and IPO. Registrant may from time to time set aside cash for contingencies. Adverse developments in economic, credit and investment markets over the last several years have impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 19 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant anticipates that funds for short-term working capital requirements for the Property will be provided by cash on hand and rental payments received from Lessee. Long-term sources of working capital will be provided by rental payments received from the Lessee and external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed transaction, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2012. Inflationary trends in the economy do not directly affect Registrant’s operations since Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Lessee. Lessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect the amount of Additional Rent and Further Additional Rent payable by Lessee, which is based on Lessee’s net operating profit.

Security Ownership

As of March 31, 2013, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of March 31, 2013, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

(b)	Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

(a) Malkin Holdings and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc., commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

(b) In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Estate of Leona M. Helmsley, Empire State Realty OP, L.P. and Empire State Realty Trust, Inc. for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the Consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the participants in the existing entities, the Consolidation provides excessive benefits to Malkin Holdings and its affiliates and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed Consolidation. The complaints seek money damages and injunctive relief preventing the proposed Consolidation. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the Consolidation had been structured in such a manner that would cause the participants in ESBA, 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the Consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into Empire State Realty Trust Inc., and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by affiliates of Malkin Holdings (provided that none of Malkin Holdings and its affiliates that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the Consolidation will have any liability for such payment) and the Estate of Leona M. Helmsley and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to participants in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the Consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings (provided that none of Malkin Holdings and its affiliates that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the Consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The Registrant will not bear any of the settlement payment.

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

Pursuant to a decision issued on April 30, 2013, the court rejected such allegation and ruled in the Supervisor’s favor, holding that the buyout provisions of the participation agreements with respect to ESBA are legally binding and enforceable and that participants do not have the rights that they claimed under the New York Limited Liability Company Law.

On May 2, 2013, the court held a hearing regarding final approval of the class action settlement. At the conclusion of the hearing, the judge stated that it was his intention to approve such settlement and that he would issue a written decision approving the settlement. Of the approximately 4,500 participants in all the subject LLCs and private entities included in the Consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding injunctive, declaratory and other equitable relief, so they cannot seek an injunction to halt the consolidation or IPO. The settlement will not become final until resolution of any appeal.

The participants who challenged the buyout provision moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013 the Supervisor filed its brief in opposition to the motion for a stay.

The participants who challenged the buyout provision have appealed. Their motion for the stay is still pending and, if they pursue it, will be submitted to the appellate court for decision. Any decision on their appeal itself could take many months. The Supervisor cannot predict the timing or outcome of an appeal process or any related relief, if such appeal were successful. If the court’s decision were reversed by the appellate court, there is a risk that it could have a material adverse effect on Empire State Realty Trust, Inc.

Although there can be no assurance, the Supervisor believes that the trial court’s decision was correct, that it will be upheld on appeal, and that the appellate court will not grant the motion to stay the proceedings relating to the class action settlement.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Number	Document

24.1	Power of Attorney dated April 16, 2013, between Members of Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended March 31, 2013.

31.1	Certification of Andrew Prentice, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew Prentice, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated April 16, 2013 (the “Power”) and is supervisor of the accounting functions.

60 EAST 42NDST. ASSOCIATES L.L.C.

(Registrant)

By:	/s/ Mark Labell

Mark Labell Senior Vice President, Finance of Malkin Holdings LLC,

Supervisor of 60 East 42nd St. Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Dated: May 13, 2013

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