Form 10-Q
period 2013-06-30
60 EAST 42ND STREET ASSOCIATES L.L.C.
filed 2013-08-09
CIK 90794

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Real estate:
Building: One Grand Central Place, located at 60 East 42nd Street and 301 Madison Avenue, New York, N.Y.	$16,960,000	$16,960,000
Less: accumulated depreciation	(16,960,000)	(16,960,000)

	—	—

Building improvements and equipment	68,910,171	68,039,708
Less: accumulated depreciation	(14,794,995)	(13,918,390)

	54,115,176	54,121,318

Tenant improvements	12,636,874	8,779,779
Less: accumulated depreciation	(3,453,492)	(2,525,493)

	9,183,382	6,254,286

Land	7,240,000	7,240,000

Total real estate, net	70,538,558	67,615,604

Cash and cash equivalents	1,295,087	2,095,727
Due from Supervisor, a related party	87,202	87,202
Receivable from Participants—NYS estimated tax	47,248	—
Rent receivable	11,075	—
Prepaid insurance	—	15,764
Deferred costs	3,669,736	3,310,685
Leasing costs, less accumulated amortization of $1,639,896 in 2013 and $1,749,117 in 2012	3,475,858	3,043,218
Mortgage refinancing costs, less accumulated amortization of $2,392,550 in 2013 and $2,188,848 in 2012	875,169	684,783

Total assets	$79,999,933	$76,852,983

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$92,257,412	$89,109,449
Accrued mortgage interest	423,929	417,546
Payable to Lessee, a related party	2,215,574	21,951
Due to Supervisor, a related party	805,699	789,033
Accrued expenses	14,533	4,415

Total liabilities	95,717,147	90,342,394
Commitments and contingencies	—	—
Members’ deficiency (at March 31, 2013 and December 31, 2012, there were 700 units (at $10,000 per unit) of participation units outstanding)	(15,717,214)	(13,489,411)

Total liabilities and members’ deficiency	$79,999,933	$76,852,983

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Basic rent income, from a related party	$1,879,844	$1,868,604	$3,748,612	3,737,200
Advance of additional rent income, from a related party	263,450	263,450	526,900	526,900

Total rent income	2,143,294	2,132,054	4,275,512	4,264,100
Dividend and other income	140	195	367	418

Total revenue	2,143,434	2,132,249	4,275,879	4,264,518

Expenses:
Interest on mortgages	1,364,014	1,362,892	2,701,905	2,733,888
Supervisory services to a related party	49,134	48,478	98,269	96,956
Depreciation of building and tenant improvements and equipment	1,010,357	743,812	1,817,854	1,397,208
Amortization of leasing costs	154,079	208,150	274,935	286,083
Formation transaction expenses	132,363	56,229	333,598	82,822
Professional fees, including amounts to a related party	345,470	68,677	713,070	154,358
Other	23,866	15,887	40,841	15,887

Total expenses	3,079,283	2,504,125	5,980,472	4,767,202

Net loss	$(935,849)	$(371,876)	$(1,704,593)	$(502,684)

Loss per $10,000 participation unit, based on 700 participation units outstanding during each period	$(1,336.93)	$(531.25)	$(2,435.13)	$(718.12)

Distributions per $10,000 participation unit consisted of the following:
Income	$—	$—	$—	$—
Return of capital	373.72	373.72	747.44	747.44

Total distributions	$373.72	$373.72	$747.44	$747.44

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Statement of Members’ Deficiency

	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
	(Unaudited)
Members’ deficiency
January 1, 2013	$(13,489,411)
January 1, 2012		$(13,296,760)
Add net income (loss):
January 1, 2013 through June 30, 2013	(1,704,593)
January 1, 2012 through December 31, 2012		3,736,707

	(15,194,004)	(9,560,053)

Less distributions:
January 1, 2013 through June 30, 2013	523,210
January 1, 2012 through December 31, 2012		3,929,358

Total distributions	523,210	3,929,358

Members’ deficiency at the end of the period	$(15,717,214)	$(13,489,411)

See notes to the condensed financial statements.

60 East 42nd St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

	For the Six Months Ended June 30, 2013	For the Six Month Ended June 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,704,593)	$(502,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and tenant improvements and equipment	1,817,854	1,397,208
Amortization of leasing costs	274,935	286,083
Amortization of mortgage refinancing costs	203,702	181,808
Leasing costs paid	(707,575)	—
Changes in operating assets and liabilities:
Other receivable	—	(5,844)
Prepaid insurance	15,764	(31,617)
Rent receivable	(11,075)	—
Due to Supervisor, a related party	171,249	(171,210)
Accrued expenses	10,118	(19,500)
Accrued supervisory fees to a related party	—	(81,265)
Accrued mortgage interest	6,383	(5,392)

Net cash provided by operating activities	76,762	1,047,587

Cash flows from investing activities:
Purchase of building and tenant improvements	(2,547,185)	(947,932)

Net cash used in investing activities	(2,547,185)	(947,932)

Cash flows from financing activities:
Receivable from Participants—NYS estimated tax	(47,248)	—
Refinancing costs	(394,088)	—
Proceeds from mortgage payable	4,382,397	—
Repayment of mortgages payable	(1,234,434)	(1,168,067)
Distributions to Participants	(523,210)	(523,210)
Deferred costs	(513,634)	(1,999,293)

Net cash provided by (used in) financing activities	1,669,783	(3,690,570)

Net decrease in cash and cash equivalents	(800,640)	(3,590,915)
Cash and cash equivalents, beginning of period	2,095,727	10,466,377

Cash and cash equivalents, end of period	$1,295,087	$6,875,462

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,491,820	$2,557,470

Non-cash investing and financing activities:
Deferred costs included in Due to Supervisor, a related party	$296,499	$297,983

Purchase of Building and tenant improvements included in payable to Lessee, a related party	$2,215,574	$2,045,392

See notes to the condensed financial statements.

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 60 East 42nd St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2013, its results of operations for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012. Information included in the condensed balance sheet as of December 31, 2012 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2012 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto and the other information contained in the 10-K. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Rent income, earned from a related party, was $4,275,512 and $4,264,100 for the six months ended June 30, 2013 and 2012, respectively.

For the lease year ended September 30, 2012, Lessee had net operating income of $12,466,335. Lessee paid advances against Additional Rent of $1,053,800 for that lease year prior to September 30, 2012 and Further Additional Rent of $5,706,265 subsequent to September 30, 2012. The Further Additional Rent of $5,706,265 represents 50% of the excess of the Lessee’s net operating income of $12,466,335 over $1,053,800. After deducting $2,500,000, mainly for fees relating to (i) a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”), and for the increase in the supervisory fee to Supervisor, accounting fees and general contingencies, (ii) the annual NYS filing fee of $3,000, and the (iii) additional payment to Supervisor of $320,327 (representing the additional payment, as defined in Note E, of $327,707 less $7,380 previously paid), the balance of $2,882,938 was distributed by Registrant to the Participants on December 12, 2012.

The Supervisor of the Registrant has solicited consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed transaction, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. The Supervisor of the Registrant has received the required consents of Participants in the Registrant to the Consolidation. The Supervisor has also received the required consents of participants in 250 West 57th St. Associates L.L.C. to the Consolidation. The Supervisor has received the required supermajority consents from participants in Empire State Building Associates L.L.C. Following the receipt of the required supermajority approval, each participant in Empire State Building Associates L.L.C. who had voted against, or abstained, or not submitted a consent form regarding the Consolidation, was sent a 10-day buyout notice stating that its interest was subject to buyout for $100 if it did not consent to the Consolidation. The period for consenting to the Consolidation for those sent the buyout notice, as extended, has not yet terminated.

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

Note D Mortgages Payable

On November 29, 2004, a first mortgage (“Senior Mortgage”) was placed on the Property in the amount of $84,000,000 with Prudential Insurance Company of America (“Prudential”) to provide financing for the improvement program described below. At closing, $49,000,000 was drawn to pay off the former first mortgage with Morgan Guaranty Trust Company in the amount of $12,020,814 and the second mortgage in the amount of $27,979,186 with Emigrant Savings Bank. The remaining $35,000,000 available under the Senior Mortgage was drawn on various dates through July 5, 2007. The proceeds of $49,000,000 drawn at closing and all subsequent draws have been used to pay for refinancing costs and capital improvements as needed. The initial draw of $49,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.34% per annum, until July 5, 2007. Commencing August 5, 2007, Registrant is required to make equal monthly payments of $507,838 applied to interest and then principal calculated on a 25-year amortization schedule. The entire $84,000,000 has been drawn and at June 30, 2013 the balance is $72,837,163. The Senior Mortgage matures on November 5, 2014 with a principal balance of $69,600,350.

On November 5, 2009 Registrant took out an additional $16,000,000 loan with Prudential secured by a second mortgage on the Property, subordinate to the first mortgage (“Subordinate Mortgage”) and to be used for capital improvements. The loan requires payments of interest at 7% per annum and principal in the aggregate amount of $113,085 calculated on a 25-year amortization schedule and is co-terminus with the Senior Mortgage. At June 30, 2013, the balance is $15,037,852. The Subordinate Mortgage matures on November 5, 2014 with a principal balance of $14,585,904.

The mortgage loans may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgages are paid in full during the last 60 days of the term.

On May 23, 2013, Registrant closed on a $12,000,000 loan with Signature Bank, subordinate to the mortgages with Prudential, to be used for capital improvements and tenanting costs. $382,397 was drawn for closing costs and an additional $4,000,000 was drawn on June 18, 2013. The loan matures on November 5, 2014, co-terminus with the Prudential loans. The loan requires payments of interest only at the greater of (i) 3.75% or (ii) 1/2% plus the lender’s prime rate. Any portion of the loan bearing interest at the variable rate may be prepaid without payment of a prepayment fee.

Prior to maturity, the Registrant has the option of fixing the interest rate, up to three times with minimum increments of $3,000,000, on all or any portion of the principal then outstanding. In such event, the rate shall be fixed until the maturity date at an annual rate equal to either:

(a)	Option A: The greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to the maturity date. If the Registrant elects Option A, the loan may be prepaid in whole or in part (in multiples of $100,000) at any time upon not less than thirty days’ notice subject to a prepayment fee equal to (i) 1% multiplied by (ii) the number of years or partial years remaining in the term of the loan, multiplied by (iii) the amount of such prepayment. There is no prepayment fee if paid during the 60 day period preceding the maturity date.

(b)	Option B: The greater of (i) 4.00% or (ii) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to the maturity date. There is no prepayment fee if this option is elected.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $96,053,326 as of June 30, 2013. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by the Registrant.

As of June 30, 2013, mortgage financing costs of $3,267,719 were capitalized by Registrant and are being amortized ratably over the terms of the mortgages.

In 1999, the Participants of Registrant and the members in Lessee consented to a building improvements program (the “Program”) estimated to cost approximately $22,800,000. In 2000, the Participants of Registrant and members in Lessee approved an increase in the Program from $22,800,000 to approximately $28,000,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant authorized the Agents to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease to 2083. The Program was further increased in 2004 to up to $100,000,000. Such increase is expected to permit extending the Lease beyond 2083, based on the net present benefit to Registrant of the improvements made. The granting of such Lease extension rights upon completion of the Program is expected to trigger a New York State Transfer Tax under current tax rules, which will be paid from mortgage proceeds and/or the Lessee’s operating cash flow. As of June 30, 2013, Registrant had incurred costs related to the Program of $83,134,430 (including building and tenant improvements) and estimates that the Program upon completion will be approximately $100,000,000 including sprinkler work, required to be completed by 2019. The Participants of Registrant and the members in Lessee had approved increased refinancing of up to $100,000,000. Costs of the Program in excess of financing, if applicable, will be funded out of additional financing—up to an aggregate loan amount of $100,000,000, plus financed costs, and Lessee’s operating cash flow. Amounts Payable to Lessee related to the Program were $2,215,574 and $21,951 as of June 30, 2013 and December 31, 2012, respectively.

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

Supervisor also receives a payment (“Additional Payment”) equal to 10% of all distributions received by Participants in Registrant in excess of 14% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2013 was equal to the Participants’ original cash investment of $7,000,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distribution. Pursuant to such arrangements, Registrant incurred supervisory fees of $98,269 and $96,956 for the six month periods ended June 30, 2013 and 2012, respectively. Supervisor receives $7,380 a year as an advance against the Additional Payment, which Registrant expenses monthly.

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

No remuneration was paid during the six month periods ended June 30, 2013 and 2012 by Registrant to any of the Members. Included in professional fees are amounts for services from related parties of $8,458 and $91,729 for the three and six months month ended June 30, 2013, respectively, and $31,088 and $80,188 for the three and six months month ended June 30, 2012, respectively

Distributions are paid from a cash account held by Supervisor. That account is included in the condensed Balance Sheets as “Due from Supervisor, a related party.” The funds of $87,202 at June 30, 2013 and December 31, 2012 were paid to participants on July 1, 2013 and January 1, 2013, respectively.

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

Cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, payable to Lessee, a related party, due to Supervisor, a related party, rent receivable, a related party, receivable from Participants—NYS estimated tax, and accrued expenses: The carrying amount of cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, payable to Lessee, a related party, due to Supervisor, a related party, rent receivable, a related party, receivable from Participants—NYS estimated tax, and accrued expenses reported in Registrant’s Condensed Balance Sheets approximate fair value due to the short term maturity of these instruments.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $96,053,326, compared to the book value of the related debt of $92,257,412 at June 30, 2013.

Disclosure about fair value of financial instruments is based on pertinent information available to the Registrant as of June 30, 2013. Although the Registrant is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Through June 30, 2013, Registrant has incurred external offering costs of $3,669,736, of which the Registrant has incurred $359,051 and $830,055 for the six months ended June 30, 2013 and 2012, respectively. A total of $296,499 and $451,082 of these costs are in Due to Supervisor at June 30, 2013 and December 31, 2012, respectively. Additional offering costs for work done by employees of the Supervisor of $91,729 and $80,188 for the six months ended June 30, 2013 and 2012, respectively, were incurred and advanced by the Supervisor and have been or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

The Registrant’s prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Registrant determined that certain costs related to the structuring of the consolidation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2012, 2011 and 2010 periods and had accumulated to an amount of $538,123 as of June 30, 2012. Adhering to applicable guidance for accounting changes and error corrections, the Registrant concluded that the error was not material to any of the prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010, and for interim periods within those years and within 2012.

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

During the six month period ended June 30, 2013, Registrant made regular monthly distributions of $124.57 for each $10,000 Participation ($1,494.89 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent and Further Additional Rent, depends on the ability of Lessee to make payments of Basic Rent, Additional Rent and Further Additional Rent to Registrant. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant’s results of operations for such periods:

Total rental income increased by $11,412 for the six-month period ended June 30, 2013 as compared with the corresponding period of the prior year primarily attributable to an increase in Basic Rent income from the Lessee to cover the increase in debt service on the loan with Signature Bank that closed on May 23, 2013 for the six month period ended June 30, 2013 as compared with the corresponding period of the prior year.

Total rental income increased by $11,240 for the three-month period ended June 30, 2013 as compared with the corresponding period of the prior year primarily attributable to an increase in Basic Rent income from the Lessee to cover the increase in debt service on the loan with Signature Bank that closed on May 23, 2013 for the three-month period ended June 30, 2013 as compared with the corresponding period of the prior year.

Total expenses increased by $1,213,270 for the six-month period ended June 30, 2013 as compared with the corresponding period of the prior year. Such increase is the result of (i) an increase in depreciation of building and tenant improvements and equipment of $420,646 attributable to depreciation on improvements placed in service in 2012 and the first six months of 2013, (ii) an increase of $1,313 in supervisory fees, consisting of a cost-of-living increase, (iii) an increase in professional fees of $558,712 including (a) a net increase in fees to Malkin Holdings of $11,541 and legal and accounting fees for services rendered in connection with the Consolidation and IPO, (b) an increase in consulting fees for the design and implementation of a new accounting system, and (c) matters pertaining to the class action litigation (as described in Legal Proceedings), (iv) an increase in other expenses of $24,954, mainly attributable to allocated officers and directors insurance which commenced in the second quarter of 2012, and (v) an increase in formation transaction expenses of $250,776, mainly attributable to the solicitation of consents from Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation and IPO, partially offset by (vi) a decrease in amortization of leasing costs of $11,148 attributable to the full amortization of some leasing costs capitalized in prior years, and (vii) a net decrease in interest on the mortgages of $31,983, consisting of an increase of $21,894 attributable to amortization of financing costs included in interest expense resulting from the additional Signature Bank loan and a net decrease of $53,877 attributable to a reduction in the Prudential loan balances due to principal amortization.

Total expenses increased by $575,158 for the three-month period ended June 30, 2013 as compared with the corresponding period of the prior year. Such increase is the result of (i) an increase in depreciation of building and tenant improvements and equipment of $266,545 attributable to depreciation on improvements placed in service in 2012 and the first six months of 2013, (ii) an increase of $656 in supervisory fees, consisting of a cost-of-living increase, (iii) an increase in professional fees of $276,793 consisting of (a) an increase in legal fees for services rendered in connection with the Consolidation and IPO, partially offset by a decrease in fees to Malkin Holdings of $22,631 and a decrease in accounting fees, (b) an increase in consulting fees for the design and implementation of a new accounting system, and (c) matters pertaining to the class action litigation (as described in Legal Proceedings), (iv) an increase in other expenses of $7,979, mainly attributable to allocated officers and directors insurance which commenced in the second quarter of 2012, (v) an increase in formation transaction expenses of $76,134, mainly attributable to the solicitation of consents from Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation and IPO, and (vi) a net increase in interest on the mortgages of $1,122, consisting of an increase of $21,893 attributable to amortization of financing costs included in interest expense resulting from the additional Signature Bank loan and a net decrease of $20,771 attributable to a reduction in the Prudential loan balance due to principal amortization, partially offset by (vii) a decrease in amortization of leasing costs of $54,071 attributable to the full amortization of some leasing costs capitalized in prior years.

Liquidity and Capital Resources

Registrant’s liquidity has decreased at June 30, 2013 as compared with December 31, 2012 as a result of costs incurred in connection with the Consolidation and IPO. Registrant may from time to time set aside cash for contingencies. Adverse developments in economic, credit and investment markets over the last several years have impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 16 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the $84,000,000 loan commenced August 5, 2007, calculated on a 25-year amortization schedule. Amortization payments due under the additional $16,000,000 loan commenced December 5, 2009 calculated on a 25-year amortization schedule. The Signature Bank loan requires payments of interest only. The mortgages, including the Signature Bank loan, mature on November 5, 2014 at which time the aggregate principal balance due will be $96,411,371, assuming the entire $12,000,000 is drawn on the Signature Bank loan.

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

The Supervisor of the Registrant has solicited consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed transaction, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. The Supervisor of the Registrant has received the required consents of Participants in the Registrant to the Consolidation. The Supervisor has also received the required consents of participants in 250 West 57th St. Associates L.L.C. to the Consolidation. The Supervisor has received the required supermajority consents from participants in Empire State Building Associates L.L.C. Following the receipt of the required supermajority approval, each participant in Empire State Building Associates L.L.C who had voted against, or abstained, or not submitted a consent form regarding the Consolidation, was sent a 10-day buyout notice stating that its interest was subject to buyout for $100 if it did not consent to the Consolidation. The period for consenting to the Consolidation for those sent the buyout notice, as extended, has not yet terminated.

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

Security Ownership

As of June 30, 2013, the Members in Registrant owned of record and beneficially an aggregate $25,833 of participations in Registrant, representing 0.37% of the currently outstanding Participations therein.

As of June 30, 2013, certain of the Members in Registrant held additional Participations in Registrant as follows:

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

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

(b)	Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

(b) In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Estate of Leona M. Helmsley, Empire State Realty OP, L.P. and Empire State Realty Trust, Inc. for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the Consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the participants in the existing entities, the Consolidation provides excessive benefits to Malkin Holdings and its affiliates and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed Consolidation. The complaints seek money damages and injunctive relief preventing the proposed Consolidation. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the Consolidation had been structured in such a manner that would cause participants in ESBA, 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the Consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the Consolidation presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the Consolidation as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into Empire State Realty Trust, Inc., and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed Consolidation on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs, a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period of the subject LLCs, any of the three subject LLCs’ percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation statement by 10% or more, such decrease will be promptly disclosed by defendants to participants in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the Consolidation without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which were included therein). The payment in settlement of the Class Actions will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings (provided that none of Malkin Holdings and its affiliates that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the Consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The Registrant and its participants will not bear any of the settlement payment.

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

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. The court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the Class Action, but permitted them to file a brief solely to support their allegation that the buyout would deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

Pursuant to a decision issued on April 30, 2013, the court rejected the allegation regarding the New York Limited Liability Company Law and ruled in the Supervisor’s favor, holding that such buyout provisions are legally binding and enforceable and that participants do not have the rights they claimed under the New York Limited Liability Company Law.

On May 2, 2013, the court held a hearing regarding final approval of the Class Actions settlement, at the conclusion of which the court stated that it intended to approve the settlement. On May 17, 2013, the court issued its Opinion and Order. The court rejected the objections by all objectors and upheld the settlement in its entirety. Of the approximately 4,500 class members who are participants in all of the subject LLCs and private entities included in the Consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding equitable relief, so they cannot seek an injunction to halt the Consolidation or IPO. The settlement will not become final until resolution of any appeal.

Also on May 17, 2013, the court issued its Opinion and Order on attorneys’ fees. Class counsel applied for an award of $15.0 million in fees and $295,895 in expenses, which the court reduced to $11.59 million in fees and $265,282 in expenses.

The participants who challenged the buyout provision filed a notice of appeal of the court’s April 30, 2013 decision and moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, the supervisor filed its brief in opposition to the motion for the stay. On June 18, 2013, the appellate court denied the motion for the stay. On July 16, 2013, these participants filed their brief and other supporting papers on their appeal of the April 30, 2013 decision, which is required to perfect the appeal.

In addition, on June 20, 2013, these same participants filed additional notices of appeal of the trial court’s rulings in the Class Actions. These notices of appeals related to (i) the order entered February 22, 2013 granting preliminary approval of the Class Action settlement and setting a hearing for final approval; (ii) the order entered February 26, 2013, refusing to sign a proposed order to show cause for a preliminary injunction regarding the Consolidation; (iii) an order entered April 2, 2013, denying the motion to intervene and to file a separate class action on behalf ESBA participants; (iv) the order entered April 10, 2013, refusing to sign the order to show cause seeking to extend the deadline for class members to opt out of the Class Action settlement; (v) the Final Judgment and Order entered May 17, 2013; (vi) the order entered May 17, 2013 approving the Class Action settlement; and (vii) the order entered May 17, 2013 awarding class counsel attorneys’ fees and costs.

Any decision on the appeal on the New York Limited Liability Law issue could take many months. The Registrant cannot predict the timing or outcome of an appeal process or any related relief, if such appeal were successful. If the court’s decision were reversed by the appellate court, there is a risk that it could have a material adverse effect on Empire State Realty Trust, Inc., which could take the form of monetary damages or other equitable relief, and the court could order some or all of the relief that the objecting participants have requested, as described above. Although there can be no assurance, the Registrant believes that the trial court’s decision was correct, and that it will be upheld on appeal.

As noted, class members who objected to the Class Action settlement filed notices of appeal from the court’s decision to approve the Stipulation of Settlement. As a result, the Registrant and Empire State Realty Trust, Inc. may incur costs associated with defending any such appeal or paying any judgment if defendants lose. The Registrant cannot predict the timing or outcome of an appeal. If the court’s decision were reversed by an appellate court, there is a risk that it could have a material adverse effect on Empire State Realty Trust, Inc., including the imposition of monetary damages, injunctive relief or both. Although there can be no assurance, the Registrant believes that the trial court’s decision was correct, and that it will be upheld on appeal.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Document Number

10.15	Subordinate Note and Mortgage dated May 23, 2013 by and between 60 East 42nd St. Associates L.L.C. and Signature Bank.

24.1	Power of Attorney dated July 15, 2013, between Members of Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended June 30, 2013.

31.1	Certification of Andrew Prentice, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew Prentice, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated July15, 2013 (the “Power”) and is supervisor of the accounting functions.

60 EAST 42NDST. ASSOCIATES L.L.C. (Registrant)

By:	/s/ Mark Labell

Mark Labell Senior Vice President, Finance of Malkin Holdings LLC,

Supervisor of 60 East 42nd St. Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Dated: August 9, 2013

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